Form 10-K
period 2013-06-30
Truett-Hurst, Inc.
filed 2013-09-27
CIK 1564709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 333-187164

TRUETT-HURST, INC.

(Exact name of registrant as specified in its charter)

California	46-1561499
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4035 Westside Road Healdsburg, CA	95448
(Address of principal executive offices)	(Zip Code)

707.433.9545

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates was approximately $15,929,730 based upon a total of 2,700,000 shares of Class A common stock held by non-affiliates and a closing price of $5.90 per share on June 28, 2013 for the Class A common stock as reported on The NASDAQ Capital Market. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Not Applicable.

The number of shares outstanding with respect to each of the classes of our common stock, as of September 27, 2013, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $0.001 per share	2,700,000
Class B Common Stock, par value $0.001 per share	10

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TRUETT-HURST, INC.

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section “Risk Factors” in Item 1A of this Report. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I

Item 1. Business

Truett-Hurst, Inc. is a holding company that was incorporated as a Delaware corporation and its sole asset is the controlling equity interest in H.D.D. LLC. Unless the context suggests otherwise, references in this report to “Truett-Hurst,” the “Company,” “we,” “us” and “our” refer (1) prior to the June 2013 initial public offering (“IPO”) of Truett-Hurst Inc. and related transactions, to H.D.D. LLC and its consolidated subsidiaries and (2) after our IPO and related transactions, to Truett-Hurst Inc. and its consolidated subsidiaries. We refer to The Wine Spies, LLC as Wine Spies. We refer to H.D.D. LLC as the LLC.

Quantities or results referred to as “to date” or “as of this date” mean as of or to June 30, 2013, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year. For example, “FY 2013” and “fiscal year 2013” each refer to the fiscal year ended June 30, 2013. Other references to “years” mean calendar years. This Annual Report on Form 10-K references certain trademarks and registered trademarks of ours and products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

General

We produce super and ultra-premium wine and market our wine through innovative packaging and label designs. Our business model is a combination of direct to consumer sales, traditional brand sales and “Retail Exclusive Brand Labels” with certain national major retailers. Our retail exclusive brand label model allows us to collaboratively work with our retail alliances to develop innovative brands that cater to customer demands and permit our retail alliances to increase their consumer traffic and grow their sales.

In addition to our focus on our retail exclusive brand label business model, we have business operations in the direct to consumer and traditional three-tier distribution channels. Our direct to consumer channel consists of sales through our tasting rooms and wine clubs, which increases brand visibility and loyalty, and through our 50% ownership interest in Wine Spies, an internet wine retailer specializing in short-lived “flash” sales. Our traditional three-tier distribution business consists of sales of our four fully-owned labels, Truett-Hurst, VML, Healdsburg Ranches and Bradford Mountain.

We were incorporated in Delaware and prior to our IPO had not engaged in any business or other activities except in connection with our formation, issuance of restricted stock and the IPO. The LLC operated as a separate entity until we completed our IPO on June 25, 2013 and as a result of the IPO and formation transactions, we became the sole managing member of the LLC and its subsidiaries and with our existing owners retaining their equity ownership in the LLC in the form of LLC Units. We operate and control all of the business and affairs through the LLC and consolidate the financial results of the LLC and its subsidiaries.

Our amended and restated certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock.

Strategic Objectives

The wine industry sales are basically listed in three categories: sub-premium category (below $7 per bottle retail price), super-premium (between $7 – $14 per bottle retail price) and ultra-premium (over $14 per bottle retail price). We believe we can benefit from these price points and continue to grow our business relying on our competitive strengths: access to vineyards owned and managed by our founders and investors; our experienced and knowledgeable team; our relationships with the world’s top wine retailers; and our innovative approach to distribution and brand development. We intend to grow by:

•	Continuing to develop innovative products that meet the needs of wine retailers. We have developed a reputation for developing innovative new brands and working closely with our retail alliances to develop brands that cater to customer demands and that permit our retail alliances to increase their consumer traffic. We intend to continue to develop brands with our retail alliances by relying on our branding expertise. We also intend to continue our innovations, such as our evocative “wine wraps,” the paper bottle, and the square bottle, and exploit these in order to build our brands and market share with wine retailers.
•	Growing our retailer base to include the top ten U.S. and global retail chains. We intend to pursue relationships with the largest retail chains in the United States and around the world. This will allow us to further diversify our customer base and reduce the risk associated with losing any particular retailer relationship.
•	Expanding our direct to consumer business. We intend to build our wine clubs via targeted public relations and advertising, expand our tasting rooms and create exciting new events at our wineries. The direct to consumer distribution channel allows us to respond rapidly to consumers and anticipate and establish new market trends. The direct to consumer business generates higher margins, so we intend to expand this distribution channel in order to achieve our growth objectives.
•	Building our internet customer base. We intend to build our internet presence. We recently acquired a controlling interest in Wine Spies, our internet segment, and we intend to develop e-commerce platform. With strong margins and a solid business platform, we believe our internet segment is poised for strong growth.
•	Expanding into key international markets. With our recent launch of our wrapped bottle project, we are beginning to experience demand in Canada, Europe and Australia. In late 2012, our distributor in Canada, met with all of the large regional Liquor Control Boards and obtained listings for our brand Dearly Beloved, certain wrapped wines, including Curious Beasts, and commitments for both the square bottle and paper bottle projects to be released in the first and second quarter of fiscal 2014. Several retailers in the United Kingdom are requesting information and gathering samples. In Australia, the nation’s largest coffee company has decided to enter the wine distribution market after spotting our Dearly Beloved on a research trip to the United States. We expect to launch our wrapped wines and ship our first orders in the fourth quarter of fiscal year 2014 with the Australian company.
•	Continuing to develop new ways to engage customers and to distribute our products. By aggressively tackling the market in nontraditional ways — direct to the trade and consumer, rather than through layers of sales entities and employees — we are able to respond timely to the needs of consumers, retailers and restaurateurs. We are discovery-oriented in our approach and we are always on the lookout for new innovations and approaches to the market. This is somewhat counterintuitive especially when you consider that wine has been with us for about 7,000 years. We believe that tradition, to some degree, has stymied creativity.
•	Building our national brands. We continue to strengthen our traditional three-tier” brands, including Truett-Hurst, Healdsburg Ranches and Bradford Mountain. We plan to continue to market and promote these products with our alliances.

Recent Developments

Wine Spies LLC

On August 1, 2012, pursuant to a membership interest purchase agreement, we purchased 50% of the outstanding membership interests in Wine Spies, an internet retailer, for $0.3 million. The membership interest purchase agreement entitles us to a 50% allocation of Wine Spies gains and losses. The remaining 50% membership interest is held by a founder and is currently its chief executive officer of the Wine Spies. Additionally, we were granted all right, title and interest in the Wine Spies trademark. Wine Spies is managed by a board of four managers and we reserve the right to name three managers with the founder having the right to name one manager. As of June 30, 2013, we have not named any managers. Our relationship with Wine Spies allows us to sell into the internet segment.

Product Development

In August 2012, we entered into an agreement with West Coast Paper Company (“WCP”) pursuant to which we were assigned all rights to a series of “wine wraps” jointly developed by us and WCP, in consideration for certain exclusive manufacturing rights. The exclusive manufacturing rights granted to WCP are for a term of three years. The wine wraps assignment is perpetual and fully transferable. As of June 30, 2013, our U.S. patent for the wine wraps is still pending.

In February 2013, we entered into a seven-year exclusive agreement with the producer of what we believe to be the first ever paper wine bottle. We intend to begin selling wine in the paper bottle in the second quarter of fiscal year 2014 and are in discussions with several of the top U.S. retailers and distributors. During the term of the agreement, the price of the empty paper bottles can only be increased to account for increases in manufacturing costs of greater than 3%.

We have finalized the design for our square bottle concept and have applied for a design patent with the U.S. Patent and Trademark Office. If granted, the patent would protect our proprietary wine bottle design from duplication by our competitors. Shipments of the square bottle will commence the first quarter of fiscal year 2013.

Our Products

Our retail exclusive brand labels

We produce a wide spectrum of varietals, including Pinot Noir, Chardonnay, Sauvignon Blanc, Merlot, Cabernet Sauvignon and Zinfandel, across a number of premium price points from $7.00 to $50.00 for three distinct channels of distribution: direct to consumer, three-tier and retail exclusive brand label. From fiscal year 2012 to fiscal year 2013, our retail exclusive brands grew at an annual rate of 22%. The retail exclusive brands represent approximately 82% and 78% of our current wholesale revenue for fiscal years ended June 30, 2013 and 2012, respectively. The following table lists our wine brands:

Product	Key Varietals	Distribution Chanel
Truett Hurst	Zinfandel	Direct to Consumer/Three-Tier
VML	Pinot Noir/Chardonnay	Direct to Consumer/Three-Tier
Bradford Mountain	Zinfandel/Syrah	Direct to Consumer/Three-Tier
Healdsburg Ranches	Chardonnay/Pinot Noir/Zinfandel	Three-Tier
The Fugitive	Red Blend	Retail Exclusive
The Criminal	Red Blend	Retail Exclusive
Dearly Beloved	Red Blend	Retail Exclusive
Sauvignon Republic	Sauvignon Blanc	Retail Exclusive
Harbor Front	Chardonnay/Cabernet Sauvignon/Merlot/ Pinot Noir	Retail Exclusive
Kiarna	Chardonnay/Cabernet Sauvignon/Merlot	Retail Exclusive
Hobson Estate	Chardonnay/Cabernet Sauvignon/Merlot	Retail Exclusive

Product	Key Varietals	Distribution Chanel
Evocative Wraps	Various	Retail Exclusive
Bewitched	Chardonnay/Pinot Noir	Retail Exclusive
Curious Beasts	Red Blend	Retail Exclusive
Fuchsia	Rose/White Blend	Retail Exclusive
Schuck’s	Sauvignon Blanc/Chardonnay/Pinot Noir	Retail Exclusive
Candell’s	Sparkling	Retail Exclusive
Eden Ridge	Chardonnay	Retail Exclusive
Chateau Crisp	Sauvignon Blanc	Retail Exclusive
The Supper Club	Chardonnay/Cabernet Sauvignon	Retail Exclusive
The Wine with No Name	Red Blend	Retail Exclusive
Mad Duck	Zinfandel	Retail Exclusive
California Square	Chardonnay/Cabernet Sauvignon/Red Blend	Retail Exclusive
Paso Ranches	Cabernet Sauvignon	Retail Exclusive
The Wine with No Name	Red Blend	Retail Exclusive

Our wineries and brands

Our first winery operation and brand, Truett-Hurst, was established in 2007. Truett-Hurst winery is located in the Dry Creek Valley appellation of Sonoma County and focuses on producing super-premium wine from a range of varietals which sell for $20 to $50. The range of varietals that are sold exclusively from our tasting room, include Zinfandel, Chardonnay, Sauvignon Blanc, Pinot Noir, Petite Sirah and other red blends.

Our second winery operation and brand, VML, was established in 2011. VML is located in the Russian River appellation of Sonoma County and focuses on producing super-premium wines from grapes purchased from local growers, including from our founders and members of our management team’s vineyards. In addition, VML produces ultra-premium wines made from traditional varietals. VML wines are sold primarily through our direct to consumer channel and range in price from $30 for the Russian River Chardonnay to $50 for the vineyard designated Pinot Noirs. Additional varietals, including Sauvignon Blanc, Gewurztraminer and Rosé, are offered in our tasting room.

The Bradford Mountain brand, an historic award-winning brand, acquired from the Hambrecht family in 2011, is sold in our direct to consumer and three-tiered distribution channels. Bradford Mountain wines highlight the grapes from western foothills of the Dry Creek appellation of Sonoma County. This mountain range has a southern exposure, due to elevation and proximity to the Pacific Ocean that provides conditions ideal for ripening grapes.

Wine Supply and Production

Wine Production

We operate two wineries where wine is produced from many varieties of grapes grown principally in Russian River Valley and Dry Creek Valley regions of California. The Russian River and Dry Creek Valley regions are among the top grape growing regions in the United States of America. Our VML winery can crush, ferment and oak barrel age approximately 500 tons (35,000 cases) of ultra-premium grapes annually, with capacity to increase to 2,000 tons with additional capital improvements. For increased production capacities, we outsource to a variety of specialist wineries and bottling facilities. We have been able to satisfy our production requirements with respect to the foregoing and consider our sources to be adequate at this time. However, the inability of any of our suppliers to satisfy our requirements could adversely affect our operations.

Grape and Wine Contracts

Our annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October. We supplement grapes with bulk wine contracts to meet our sales and production requirements. However, when demand for certain wine programs or varietals exceeds expectations, we source the additional demand requirements from the bulk wine markets. Depending upon overall demand, we could experience shortages.

We enter into a grape contract with terms of one to four years, which require us to pay an agreed upon price per ton that varies according to the type of grape, its appellation and in certain cases, the vineyard block in which the grapes are grown. Contracts are typically terminable after the specified term, unless earlier mutually agreed to by the parties.

LLC Member Owned Vineyards

In addition to our 15 acres of company-owned vineyards, certain of our founders, executive officers, and principal stockholders also own, operate or farm vineyards (approximately 540 acres). The majority of the grapes produced from these vineyards are sold to us at market prices or slightly below market prices, with the balances sold to other wineries. See Part II, Item 8, Note 9, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding related party commitments.

Sources and Availability of Production Materials

We utilize glass and other materials such as corks, capsules, labels and cardboard cartons in the bottling and packaging of our products. After grape purchases, glass bottle costs are the next most significant component of our cost of sales. The glass bottle industry is highly concentrated with only a small number of quality producers. We obtain our glass requirements from a limited number of producers under supply arrangements. We have been able to satisfy our production requirements with respect to the foregoing and consider our sources of supply to be adequate at this time. However, the inability of any of our glass bottle suppliers to satisfy our requirements could adversely affect our operations.

Our Team and Culture

Our team consists of seasoned professionals who have worked their way up through the industry often achieving senior level positions in noted wine companies, such as Diagio, Constellation Brands, Inc., the Brown-Forman Corporation, Fetzer Vineyards, Kendall-Jackson Wine Estates, DeLoach, and Rodney Strong. We seek to foster a dynamic and energetic culture where teamwork prevails but individuals have the leeway to make informed and timely decisions. Our team shares an entrepreneurial spirit and believes we can build a business that can change the way consumers purchase and enjoy wine.

In addition to building a seasoned team of professionals and shaping our entrepreneurial culture, an important part of our strategy is to create alliances with the best organizations and professionals in order to leverage our core competencies in the most efficient, cost effective and profitable manner. We are proud of our corporate alliances we have created throughout our sales channels.

Sales and Marketing

We employ full-time, in-house marketing, sales and customer service personnel. Our sales and marketing use a range of marketing strategies and tactics designed to build brand equity and increase sales, including market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on-premise promotions, social media and public relations. The majority of our wine is currently sold in the United States and to a lesser extent, Canada.

Competitive Environment

We operate in a highly fragmented market that is nevertheless dominated in the United States by a handful of extremely large volume producers. According to data from the United States Tax and Trade Bureau and the Wine Institute, in 2010 more than 7,600 wineries operated in the United States, with over 3,300 in California, which grows 90% of wine grapes and produces 90% of wine exports. According to the 2011 Gomberg-Fredrikson Report, “Five large producers made up 84% of 2011 packaged export volume,” with the top three — E.&J. Gallo Winery, The Wine Group and Constellation Brands, Inc. — representing 64% of California shipments in cases.

We compete specifically with these large producers and other wineries for “shelf space” at retailers and at restaurants, especially within the $15 to $50 per bottle range. Within this range, we believe that the principal competitive factors are product quality, price, label recognition, and product supply, and we believe that we compete favorably with respect to each of these factors.

In the private label market, we believe our chief competitors are Winery Exchange Inc., the company co-founded by Phil Hurst, Vintage Wine Estates, Delicato Family Vineyards, Bronco Wines, E.&J. Gallo Winery, Constellation Brands, Inc. and other California and international wine producers. While they operate strong businesses run by executives we respect, we believe the private label market is growing and has room for many players. We also believe our business model differentiates us and represents a new approach that provides us with a strong platform on which to build a thriving business.

There are relatively few publicly traded beverage companies with significant wine operations. Two of the largest, Constellation Brands, Inc. — owner of brands such as Robert Mondavi, Clos du Bois and Kim Crawford — and Diageo plc — which owns Rosenblum, Chalone, Sterling and others — also have beer and spirits divisions, and Concha y Toro S.A. is a Chilean-based and traded manufacturer.

As with other large producers, we compete with certain brands from Constellation Brands, Inc. and Diageo plc for traditional distribution “shelf space,” but do not see them or the other names listed as direct competitors for our primary private label market.

Intellectual Property

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or license. As of June 30, 2013, we had 21 registered, 16 published and 6 pending material trademarks. They are:

Registered	Published	Pending
Bewitched	California Square	Design (mohawk skull)
Bradford Mountain	Cense	Fugitive
By Locals. For Locals	Chateau Crisp	Juice Brothers
Candells	Dearly Beloved I Thee Red Back to the Very Earth	MOFO
Dearly Beloved	Inconspicuous	The Criminal
Dearly Beloved Forever Red	Mad Duck	West Coast Original
Design (wild boar)	Nature’s Gate
Eden Ridge	Paper Boy
Fuchsia	Paso Ranches
Fugitive	Pinot Republic
Harbor Front	Sonoma Ranches
Healdsburg Ranches	Sustainable Farm
One Man Band	Svengali
Sauvignon Republic	Sweet Evil
Shuck’s	Unique Style, Unique Flavor, Anything But Square
Simply Pure	Wonderland
Stonegate
The County Fair
Truett Hurst
Va•ri’e•tals
VML

Regulatory Environment

The wine industry is part of the highly regulated U.S. liquor industry. While there have been significant relaxations over time, such as those arising following the Granholm v. Heald U.S. Supreme Court decision in 2005, the U.S. wine industry still operates within the confines of an outdated, arcane set of laws. For example, we are able to ship wine directly now to consumers and businesses in 39 states, but must still work through traditional “three-tier” distributors in the remaining 11 states.

The production and sale of wine is subject to extensive regulation by the United States Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau and the California Liquor Control Commission. We are

licensed by and meet the bonding requirements of each of these governmental agencies. Sale of our wines is subject to federal alcohol tax, payable at the time wine is removed from the bonded area of the winery for shipment to customers or for sale in our tasting rooms. The current federal alcohol tax rate is $1.07 per gallon for wines with alcohol content at or below 14.0% and $1.57 per gallon for wines with alcohol content above 14.0% but less than 21%; however, wineries that produce not more than 250,000 gallons during the calendar year are allowed a graduated tax credit of up to $0.90 per gallon on the first 100,000 gallons of wine (other than sparkling wines) removed from the bonded area during that year.

We also pay the state of California an excise tax of $0.20 per gallon for all wine sold in California. In addition, all states in which our wines are sold impose varying excise taxes on the sale of alcoholic beverages. These are the responsibility of the supplier or distributor depending upon the channel in which the wine is sold.

Internet and consumer direct sales are also subject to state regulation which governs the quantity, manner in which product can be shipped, delivered and excise taxes collected.

As an agricultural processor, we are also regulated by Sonoma County and, as a producer of wastewater, by the state of California. We have secured all necessary permits to operate our business.

Prompted by growing government budget shortfalls and public reaction against alcohol abuse, Congress and many state legislatures are considering various proposals to impose additional excise taxes on the production and sale of alcoholic beverages, including table wines. Some of the excise tax rates being considered are substantial. The ultimate effects of such legislation, if passed, cannot be assessed accurately since the proposals are still in the discussion stage. Any increase in the taxes imposed on table wines can be expected to have a potentially adverse impact on overall sales of such products. However, the impact may not be proportionate to that experienced by producers of other alcoholic beverages and may not be the same in every state.

Management is strongly focused on environmental stewardship and maintains a variety of policies and processes designed to protect the environment, the public and consumers of its wine. Many of our expenses for protecting the environment are voluntary, however we are regulated by various local, state and federal agencies regarding environmental laws where these costs and processes are effectively integrated into our regular operations and do not cause significant alternative processes or costs.

We believe we are in compliance in all material respects with all applicable governmental laws and regulations in the countries in which we operate. We also believe that the cost of administration and compliance with, and liability under, such laws and regulations does not have, and is not expected to have, a material adverse impact on our financial condition, results of operations or cash flows for the fiscal year ended June 30, 2013.

Employees

As of June 30, 2013, we had a full time equivalent of 32 employees. We hire part time and seasonal help as needed. All employees were in the United States of America. We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial, and sales and marketing personnel. None of the employees are subject to collective bargaining agreements. We believe relations with employees are good.

Information About Our Executive Officers

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2013 annual meeting of stockholders.

Available Information

Our principal executive offices are located at 4035 Westside Road, Healdsburg, California 95448, and our telephone number is 707.433.9545. The information on our website is not part of this Form 10-K. We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington,

D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issues, including what we file electronically with the SEC at www.sec.gov. You may learn more about us by visiting our website at www.truetthurstinc.com. The foregoing information regarding our website and our content is for your convenience only. The content of our website is not deemed to be incorporated by reference in this report or filed with the SEC.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, enacted on April 5, 2012 (“JOBS Act”). For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding stockholder advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation.

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;
•	the last day of the fiscal year following the fifth anniversary of our IPO;
•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and
•	the date on which we are deemed to be a “large accelerated filer” under the Exchange Act (we will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months; the value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter).

The JOBS Act also provides that an “emerging growth company” can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.”

Smaller Reporting Company

We became subject to the reporting requirements of Section 15(d) of the Exchange Act, subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company,” on the effective date of our Registration Statement. The designation of being a “smaller reporting company” relieves us of some of the more detailed informational requirements of Regulation S-K.

Controlled Company Status

For purposes of the corporate governance rules of NASDAQ, we are a “controlled company.” Controlled companies under the rules are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Our affiliates beneficially own more than 50% of the combined voting power of Truett-Hurst, Inc. and have the right to designate a majority of the members of our board of directors for nomination for election and the voting power to elect such directors. Accordingly, we take advantage of certain exemptions from corporate governance requirements of NASDAQ. Specifically, as a “controlled company,” we are not required to have (1) a majority of independent directors, (2) a nominating and governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or (4) an annual performance evaluation of the nominating and governance and compensation committees. Accordingly, our investors do not have the same protections afforded to stockholders of companies that are subject to all of the applicable corporate governance rules of NASDAQ.

Item 1A. Risk Factors

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the federal securities laws. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. We believe these factors include but are not limited to those described under “Item 1A. Risk Factors” such as:

•	A reduction in the supply of grapes and bulk wine available to us from the independent grape growers and bulk wine suppliers could reduce our annual production of wine.
•	We have a history of losses and we may not achieve or maintain profitability in the future.
•	We face significant competition which could adversely affect our profitability.
•	Because a significant amount of our business is made through our direct to retailer alliances, any change in our relationships with them could harm our business.
•	The loss of Mr. Hurst, Mr. Bielenberg, Ms. Lambrix, Mr. Dolan or other key employees would damage our reputation and business.
•	A reduction in our access to/or an increase in the cost of, the third-party services we use to produce our wine could harm our business.
•	The terms of our credit facility with Bank of the West may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
•	Because our existing owners have retained significant control over Truett-Hurst, new investors will not have as much influence on corporate decisions as they would if control were less concentrated.
•	Many of our transactions are with related parties, including our founders, executive officers, principal stockholders and other related parties, and present conflicts of interest.
•	Several of our executive officers and key team members have outside business interests which may create conflicts of interest.
•	We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position and brand equity.
•	We are controlled by our existing owners, whose interests may differ from those of our public stockholders.
•	We are a “controlled company” within the meaning of the corporate governance standards of NASDAQ and, as a result, rely on exemptions from certain corporate governance requirements.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Risks Related to Our Business

A reduction in the supply of grapes and bulk wine available to us from the independent grape growers and bulk wine suppliers could reduce our annual production of wine.

We rely on annual contracts with independent growers to purchase substantially all of the grapes used in our wine production. Our business would be harmed if we are unable to contract for the purchase of grapes at acceptable prices from these or other suppliers in the future. The terms of many of our purchase agreements also constrain our ability to discontinue purchasing grapes in circumstances where we might want to do so.

Some of these agreements provide that either party may terminate the agreement prior to the beginning of each harvest year.

We depend on bulk wine suppliers for the production of several of our wines, particularly our direct to retailer designated labels. We have contracts with some wineries to provide us with bulk wine for a four-year term at specified prices and terms. These contracts provide us with limited growth opportunities for the next two years. Further growth beyond our grape and wine contracts depends on the availability of bulk wine at the right price and quality for our labels.

The price, quality and available quantity of bulk wine has fluctuated in the past. It is possible that we will not be able to purchase bulk wine of acceptable quality at acceptable prices and quantities in the future, which could increase the cost or reduce the amount of wine we produce for sale. This could reduce our sales and profits.

Two vendors are considered our largest suppliers of bulk wine and it is possible that we will not be able to source wine from these or comparable suppliers in the future, which could reduce our annual production of wine and harm our sales and profits.

We have a history of losses, and we may not achieve or maintain profitability in the future.

We have had a limited number of quarters or years of profitability and historically raised additional capital to meet our growth needs. We expect to make significant future investment in order to develop and expand our business, which will result in additional sales, marketing and general and administrative expenses that will require increased sales to recover these additional costs. As a public company we expect to incur legal, accounting, and other administrative expenses that we did not incur as a private company. As a result of our sales and marketing expenses as well as these increased expenditures, we must generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable.

We may not generate sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including slowing demand for our products and increasing competition, as well as the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors in the expansion of our business. Accordingly, we may not be able to achieve or maintain profitability and, we may incur significant losses in the future, and this could cause the price of our Class A common stock to decline.

We face significant competition which could adversely affect our profitability.

The wine industry is intensely competitive. Our wines compete in several super-premium and ultra-premium wine market segments with many other super-premium and ultra-premium domestic and foreign wines, with imported wines coming from the Burgundy and Bordeaux regions of France, as well as Italy, Chile, Argentina, South Africa and Australia. Our wines also compete with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by our independent distributors, many of which carry extensive brand portfolios. A result of this intense competition has been and may continue to be upward pressure on our selling and promotional expenses. In addition, the wine industry has experienced significant consolidation. Many of our competitors have greater financial, technical, marketing and public relations resources than we do. Our sales may be harmed to the extent we are not able to compete successfully against such wine or alternative beverage producers’ costs. There can be no assurance that in the future we will be able to successfully compete with our current competitors or that we will not face greater competition from other wineries and beverage manufacturers.

Because a significant amount of our business is made through our direct to retailer alliances, any change in our relationship with them could harm our business.

As of fiscal years ended June 30, 2013 and 2012, sales by our top two direct retailers totaled approximately 63% and 84% of our retail sales, respectively. Our agreements with our direct retail alliances are informal and therefore subject to change. If one or more of our direct retail alliances chose to purchase fewer of our products, or we were forced to reduce the prices at which we sell our products to these alliances, our sales and profits would be reduced and our business would be harmed.

The loss of Mr. Hurst, Mr. Bielenberg, Ms. Lambrix, Mr. Dolan or other key employees or personnel would damage our reputation and business.

We believe that our success largely depends on the continued employment of a number of our key employees, including Phil Hurst, our Chief Executive Officer (“CEO”), James Bielenberg, our Chief Financial Officer (“CFO”), Virginia Lambrix, our Winemaker, Paul Dolan, one of our co-founders and Kevin Shaw, an independent contractor who serves as our Creative Director. Any inability or unwillingness of Mr. Hurst, Mr. Bielenberg, Ms. Lambrix, Mr. Dolan, Mr. Shaw or other key management team members to continue in their present capacities could harm our business and our reputation.

A reduction in our access to/or an increase in the cost of, the third-party services we use to produce our wine could harm our business.

We utilize several third-party facilities, of which there is a limited supply, for the production of our wines. Our inability in the future to use these or alternative facilities, at reasonable prices or at all, could increase the cost or reduce the amount of our production, which could reduce our sales and our profits. We do not have long-term agreements with any of these facilities, and they may provide services to our competitors at a price above what we are willing to pay. The activities conducted at outside facilities include crushing, fermentation, storage, blending and bottling. Our reliance on these third parties varies according to the type of production activity. As production increases, we must increasingly rely upon these third-party production facilities. Reliance on third parties will also vary with annual harvest volumes.

In addition, we have limited control over the quality control and quality assurance of these third-party manufacturers. If our suppliers are not able to deliver products that satisfy our requirements, we may be forced to seek alternative providers for these goods and services, which may not be available at the same price, or at all, which would harm our financial results.

The terms of our credit facility with Bank of the West may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our senior credit facility includes a number of customary restrictive covenants that could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. The credit facility contains usual and customary covenants, including, without limitation:

•	limitation on incurring senior indebtedness
•	limitation on making loans and advances;
•	limitation on investments, acquisitions and capital expenditures;
•	limitation on liens, mergers and sales of assets; and
•	limitations on activities of Truett-Hurst.

In addition, the credit facility contains negative and financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually).

We were not in compliance with the minimum current assets to current liabilities ratio at September 30, 2012, December 31, 2012 or March 31, 2013. We were not in compliance with the debt to effective tangible net worth at December 31, 2012 or March 31, 2013. In March 2013 and again in May 2013, as a condition to receiving waivers from Bank of the West, we entered into certain transactions with our members. For additional information related to our bank waiver, see Part II, Item 8, Note 9, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K. We are in compliance with our bank covenants as of June 30, 2013.

Our ability to comply with the covenants and other terms of our senior credit facility will depend on our future operating performance and, in addition, may be affected by events beyond our control, and we may not meet them. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders or agree with our lenders to an amendment of the facility's terms to maintain compliance under such facility. If we are unable to obtain any necessary waivers and the debt under our senior credit facility is accelerated, it would have a material adverse effect on our financial condition and future operating performance, and we may be required to limit our activities.

Because our existing owners retain significant control over Truett-Hurst, new investors will not have as much influence on corporate decisions as they would if control were less concentrated.

Our existing owners at June 30, 2013, control 61% of the voting power of our outstanding Class A common stock and 100% of the voting power of our outstanding Class B common stock. Prior to conversion of their LLC Units, each holder of LLC Units holds a single share of our Class B common stock. Although these shares have no economic rights, they allow our existing owners to exercise voting power over Truett-Hurst, Inc., the managing member of the LLC, at a level that is consistent with their overall equity ownership of our business. As a result, our existing owners and their respective affiliates have significant influence in the election of directors and the approval of corporate actions that must be submitted for a vote of stockholders.

In addition, certain existing owners, as well as certain trusts and other entities under their control, have entered into guarantee agreements in connection with our credit facility with Bank of the West. For additional information related to our bank guarantees, see Part II, Item 8, Note 9, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The interests of these affiliates may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by the other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring an acquisition of Truett-Hurst by a third party.

Many of our transactions are with related parties, including our founders, executive officers and other related parties, and present conflicts of interest.

We routinely source bulk wine and grapes for our products from vineyards owned by our founders, executive officers, and principal stockholders. We also engage in other transactions with affiliates. The interests of these affiliates in such transactions may be contrary to those desired by stockholders. Although we intend to put in place policies related to mitigating the risk associated with such transactions, stockholders may be harmed by self-dealing with affiliates and our loss of corporate opportunity.

In addition, from time to time we enter into transactions for goods and services with entities in which our executive officers, directors and/or affiliates have interests, as further described under Part II, Item 8, Note 9, “Commitments and Contingencies - Related Party,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K. For example, we lease our VML Winery facility, including all of the buildings, grounds, parking areas and other facilities and equipment located at VML Winery, from Hambrecht Wine Group, a member of the LLC.

We also enter into grape and bulk wine purchase agreements from time to time with entities in which our executives and/or founders have financial interests. We have entered into such arrangements with:

•	Hambrecht Vineyards, which is owned by the Hambrecht 1980 Revocable Trust (the “Hambrecht Trust”), of which William R. Hambrecht, a director of the LLC and Truett-Hurst, Inc., serves as trustee. The manager of Hambrecht Vineyards is Forrester R. Hambrecht, a member of the LLC and the grandson of William R. Hambrecht.
•	Ghianda Rose Vineyard, which is owned by Diana Fetzer, wife of Paul E. Dolan, III a member of our board of directors.
•	Gobbi Street Vineyards, which is partly owned by Diana Fetzer, and Paul E. Dolan, III’s daughter, Nya Kusakabe.
•	Mendo Farming Company, which is managed by Heath E. Dolan and owned by the following members: (i) Phillip L. Hurst and Sylvia M. Hurst as trustees of The Hurst Family Revocable Trust Dated April 5, 1996 (the “Hurst Trust”) (33.333% interest); (ii) Paul E. Dolan III, as trustee of The Dolan 2003 Family Trust Dated June 5, 2003 (the “Dolan 2003 Trust”) (30.334% interest); (iii) Peter E. Dolan (17.333% interest); (iv) Heath E. Dolan and Robin A. Dolan, as trustees of The Dolan 2005 Family Trust Dated August 24, 2005 (the “Dolan 2005 Trust”) (9.500% interest); and (v) Zachary Y. Schat and Melissa Schat, as trustees of The Zachary Schat Trust U/D/T Dated September 1, 2004 (the “Schat Trust”) (9.500% interest). Peter E. Dolan is the brother of Paul E. Dolan, III.
•	Dark Horse Farming Company, which is owned Paul E. Dolan III (50%), Heath E. Dolan (25%) and Jason Dolan (25%). Paul E. Dolan III and Heath E. Dolan are directors of the LLC and Truett-Hurst, Inc. Jason Dolan is the brother of Heath E. Dolan.

We believe these arrangements reflect substantially the same market terms we would receive in transactions with unaffiliated third parties. However, if we fail to receive market terms for these transactions or other similar transactions in the future, our profits could be reduced.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy, and timeliness of our financial reporting may be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP” or “GAAP”). A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audits of our consolidated financial statements as of June 30, 2011 and 2012 and for each of the years in the two-year period ended June 30, 2012, a material weakness in our internal control over financial reporting was identified.

The material weakness pertains to deficiencies in our accounting research and reporting functions and the closing and reporting process due to our lack of accounting documentation and procedures, lack of segregation of duties, potential for management override of controls and lack of current expertise in reporting requirements.

The internal weakness described above continued into our fiscal 2013. With the oversight of senior management, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional finance personnel. In particular, in July 2012 we hired a CFO, in October 2012 a Controller and in April 2013 a Director of Reporting and Finance to assist with the development and monitoring of internal controls.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

We have not performed an evaluation of our internal control over financial reporting, such as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, control deficiencies, including material weaknesses and significant deficiencies, in addition to those discussed above, may have been identified. The SEC rules implementing Section 404 of the Sarbanes-Oxley Act do not require our management to provide an annual management report on the effectiveness of our internal control over financial reporting until the second annual report after we become a public company. If we are not able to adequately assess the effectiveness of our internal controls, we may not be able to correct the material weakness discussed above or detect other weaknesses or deficiencies.

In addition, we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and as such we may elect to avail ourselves of the certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which we refer to as the “Sarbanes-Oxley Act,” and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Several of our executive officers and key team members have outside business interests that may create conflicts of interest.

Several of our executive officers and affiliates have their own vineyards or wineries. Although these executives and key team members are committed to devoting their attention to our business, they may devote time to outside interests that do not benefit our stockholders. If our executives and key team members fail to devote sufficient time to the management of our business, our sales and profits could be reduced.

We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position and brand equity.

Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights. We have staked out a reputation for innovation and we have introduced new product innovations, including, for example, our evocative “wine wraps,” the world’s first paper bottle and our proprietary square bottle. We have been granted numerous trademark registrations covering our brands and products and have filed, and expect to continue to file, trademark applications seeking to protect newly-developed brands and products. We cannot be sure that trademark registrations will be issued with respect to any of our trademark applications. There is also a risk that we could, by omission, fail to timely renew or protect a trademark or that our competitors will challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by, us.

A reduction in consumer demand for premium wines could harm our business.

There have been periods in the past in which there were substantial declines in the overall per capita consumption of alcoholic beverages in the United States and other markets in which we participate. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including a general decline in economic conditions, increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving, a trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products, the increased activity of anti-alcohol consumer groups and increased federal, state or foreign excise and other taxes on alcoholic beverage products. The competitive position of our products could also be affected adversely by any failure to achieve consistent, reliable quality in the product or service levels to customers.

Changes in consumer spending could have a negative impact on our financial condition and business results.

Wine sales depend upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state income tax rates, deductibility of business entertainment expenses under federal and state tax laws, and consumer confidence in future economic conditions. Changes in consumer spending in these and other areas can affect both the quantity and the price of wines that customers are willing to purchase at restaurants or through retail outlets. Reduced consumer confidence and spending may result in reduced demand for our products, limitations on our ability to increase prices and increased levels of selling and promotional expenses. This, in turn, may have a considerable negative impact upon our sales and profit margins.

The market price of our stock may fluctuate due to seasonal fluctuations in our wine sales, operating expenses and net income.

We experience seasonal and quarterly fluctuations in sales, operating expenses and net income. Generally, the second and third quarters of our fiscal year have lower sales volumes than the first and fourth quarters. We have managed, and will continue to manage, our business to achieve long-term objectives. In doing so, we may make decisions that we believe will enhance our long-term profitability, even if these decisions may reduce quarterly earnings. These decisions include the timing of the release of our wines for sale, our wines’ competitive positioning and the grape and bulk wine sources we use to produce our wines.

Bad weather, plant diseases and other factors could reduce the amount or quality of the grapes available to produce our wines.

A shortage in the supply of quality grapes may result from the occurrence of any number of factors which determine the quality and quantity of grape supply, such as weather conditions, pruning methods, the existence of diseases and pests, and the number of vines producing grapes, as well as the level of consumer demand for wine. Any shortage could cause an increase in the price of some or all of the grape varieties required for our wine production and/or a reduction in the amount of wine we are able to produce, which could harm our business and reduce our sales and profits. The California wine industry is currently experiencing a shortage of grapes due to the fact that grapes were in oversupply in the early 2000s and the industry is just now starting to replant.

Recent examples of events affecting supply include the frost in 2008 that significantly impacted the amount of grapes harvested in Mendocino County and the frost of 2011 that had a significant impact on the crop size in Paso Robles.

Factors that reduce the quantity of grapes may also reduce their quality, which in turn could reduce the quality or amount of wine we produce. Deterioration in the quality of our wines could harm our brand name and a decrease in our production could reduce our sales and profits.

Adverse public opinion about alcohol may harm our business.

While a number of research studies suggest that moderate alcohol consumption may provide various health benefits, other studies conclude or suggest that alcohol consumption has no health benefits and may increase the risk of stroke, cancer and other illnesses. An unfavorable report on the health effects of alcohol consumption could significantly reduce the demand for wine, which could harm our business and reduce our sales and profits.

In recent years, activist groups have used advertising and other methods to inform the public about the societal harms associated with the consumption of alcoholic beverages. These groups have also sought, and continue to seek, legislation to reduce the availability of alcoholic beverages, to increase the penalties associated with the misuse of alcoholic beverages, or to increase the costs associated with the production of alcoholic beverages. Over time, these efforts could cause a reduction in the consumption of alcoholic beverages generally, which could harm our business and reduce our sales and profits.

Contamination of our wines would harm our business.

Because our products are designed for human consumption, our business is subject to hazards and liabilities related to food products, such as contamination. A discovery of contamination in any of our wines, through tampering or otherwise, could result in a recall of our products. Any recall would significantly damage our reputation for product quality, which we believe is one of our principal competitive assets, and could seriously harm our business and sales. Although we maintain insurance to protect against these risks, we may not be able to maintain insurance on acceptable terms, and this insurance may not be adequate to cover any resulting liability.

Increased regulatory costs or taxes would harm our financial performance.

The wine industry is regulated extensively by the Federal Tax and Trade Bureau and state and local liquor authorities and State of California environmental agencies. These regulations and laws dictate various matters, including:

•	Excise taxes;
•	Licensing requirements;
•	Trade and pricing practices;
•	Permitted distribution channels;
•	Permitted and required labeling;
•	Advertising;
•	Relationships with distributors and retailers; and
•	Air quality, storm water and irrigation use.

Recent and future zoning ordinances, environmental restrictions and other legal requirements may limit our plans to expand production capacity, as well as any future development of new vineyards and wineries. In addition, federal legislation has been proposed that could significantly increase excise taxes on wine. Other federal legislation has been proposed which would prevent us from selling wine directly through the mail. This proposed legislation, or other new regulations, requirements or taxes, could harm our business and operating results. Future legal or regulatory challenges to the wine industry could also harm our business and impact our operating results.

Prompted by growing government budget shortfalls and public reaction against alcohol abuse, Congress and many state legislatures are considering various proposals to impose additional excise taxes on the production and sale of alcoholic beverages, including table wines. Some of the excise tax rates being considered are substantial. The ultimate effects of such legislation, if passed, cannot be assessed accurately since the proposals are still in the discussion stage. Any increase in the taxes imposed on table wines can be expected to have a potentially adverse impact on overall sales of such products. However, the impact may not be proportionate to that experienced by producers of other alcoholic beverages and may not be the same in every state.

An increase in the cost of energy or the cost of environmental regulatory compliance could affect our profitability.

We have experienced increases in energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs. We may experience significant future increases in the costs associated with environmental regulatory compliance, including fees, licenses and the cost of capital improvements to our operating facilities in order to meet environmental regulatory requirements. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases. We cannot guarantee that we will be able to pass along increased energy costs or increased costs associated with environmental regulatory compliance to our customers through increased prices.

In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or in connection with historical activities of businesses we acquire. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants in our current and former properties, the potential exists for remediation, liability and indemnification costs to differ materially from the costs that we have estimated. We cannot assure you that our costs in relation to these matters will not exceed our projections or otherwise have an adverse effect upon our business reputation, financial condition or results of operations.

Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business, operations or financial performance, and water scarcity or poor water quality could negatively impact our production costs and capacity.

Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events and climate change may negatively affect agricultural productivity in the regions from which we presently source our agricultural raw materials such as grapes. Decreased availability of our raw materials may increase the cost of goods for our products. Severe weather events or changes in the frequency or intensity of weather events can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers and consumers.

Water is essential in the production of our products. The quality and quantity of water available for use is important to the supply of grapes and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality that may affect our production costs or impose capacity constraints. Such events could adversely affect our results of operations and financial condition.

Natural disasters, including earthquakes or fires, could destroy our facilities or our inventory.

We must store our wine in a limited number of locations for a period of time prior to its sale or distribution. Any intervening catastrophes, such as an earthquake or fire, that result in the destruction of all or a portion of our wine would result in a loss of our investment in, and anticipated profits and cash flows from, that wine. Such a loss would seriously harm our business and reduce our sales and profits.

Risks Related to Our Organizational Structure

Truett-Hurst, Inc.’s only material asset is its interest in the LLC, and it is accordingly dependent upon distributions from the LLC to pay taxes, make payments under the tax receivable agreement or pay dividends.

We are a holding company and have no material assets other than our controlling member equity interest in the LLC. We have no independent means of generating revenue. We will cause the LLC to make distributions to its unit holders in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by us. To the extent that we need funds, and the LLC is restricted from making such distributions under applicable law or regulation or under the terms of its financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

We are controlled by our existing owners, whose interests may differ from those of our public stockholders.

As of June 30, 2013, our existing owners own approximately 61% of the LLC Units and outstanding shares of our Class A common stock, assuming conversion of all LLC units. Because they hold their ownership interest in our business through the LLC, rather than through the public company, these existing owners may have conflicting interests with holders of shares of our Class A common stock. For example, our existing owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that we entered in to, and whether and when we should terminate the tax receivable agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions may take into consideration these existing owners' tax or other considerations even where no similar benefit would accrue to us.

We are a “controlled company” within the meaning of the corporate governance standards of NASDAQ and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

Our affiliates continue to control a majority of the combined voting power of Truett-Hurst, Inc. As a result, we are a “controlled company” within the meaning of the NASDAQ corporate governance standards. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and need not comply with certain requirements, including the requirement that a majority of the board of directors consist of independent directors and the requirements that our compensation and nominating and governance committees be composed entirely of independent directors. We utilize these exemptions, and as a result, do not have a majority of independent directors and our compensation and nominating and governance committees does not consist entirely of independent directors, and such committees are not subject to annual performance evaluations. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

We will be required to pay our existing owners for certain tax benefits we may claim arising in connection with the IPO and related transactions, and the amounts we may pay could be significant.

We entered into a tax receivable agreement with our existing owners which provides for the payment by us to our existing owners of 90% of the benefits, if any, that we are deemed to realize as a result of (i) the increases in tax basis resulting from our exchanges of LLC Units and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

We expect the payments that we may make under the tax receivable agreement may be substantial. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if distributions to us by the LLC are not sufficient to permit us to make payments under the tax receivable agreement after we have paid taxes. For example, we may have an obligation to make tax receivable agreement payments for a certain amount while receiving distributions from the LLC in a lesser amount, which would negatively affect our liquidity. The payments under the tax receivable agreement are not conditioned upon our existing owners' continued ownership of us.

We are required to make a good faith effort to ensure that we have sufficient cash available to make any required payments under the tax receivable agreement. The operating agreement of the LLC requires the LLC to make “tax distributions” which, in the ordinary course, will be sufficient to pay our actual tax liability and to fund required payments under the tax receivable agreement. If for any reason the LLC is not able to make a tax distribution in an amount that is sufficient to make any required payment under the tax receivable agreement or we otherwise lack sufficient funds, interest would accrue on any unpaid amounts at LIBOR plus 500 basis points until they are paid.

In the event that we and an exchanging LLC Unit holder are unable to resolve a disagreement with respect to the tax receivable agreement, we are required to appoint either an expert in the relevant field or an arbitrator to make a determination, depending on the matter in dispute.

As of June 30, 2013, none of our existing owners exchanged LLC Units.

In certain cases, payments under the tax receivable agreement to our existing owners may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, Truett-Hurst elects an early termination of the tax receivable agreement, Truett-Hurst’s (or its successor's) obligations with respect to exchanged or acquired

LLC Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that the corporate taxpayer would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, and this upfront payment may be made years in advance of the actual realization of such future benefits. Upon a subsequent actual exchange, any additional increase in tax deductions, tax basis and other benefits in excess of the amounts assumed at the change in control will also result in payments under the tax receivable agreement. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement.

Payments under the tax receivable agreement are based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, Truett-Hurst will not be reimbursed for any payments previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the benefits that Truett-Hurst actually realizes in respect of (i) the increases in tax basis resulting from our exchanges of LLC Units and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Risks Related to Our Class A Common Stock

We do not intend to pay any cash dividends in the foreseeable future.

We do not expect to pay any dividends in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. As a result, capital appreciation in the price of our Class A common stock, if any, may be the only source of gain on an investment in our Class A common stock.

Even if we decide in the future to pay any dividends, Truett-Hurst Inc. is a holding company with no independent operations of its own except its controlling member equity interest in the LLC. As a result, Truett-Hurst Inc. depends on H.D.D. LLC and its affiliates for cash to pay its obligations and make dividend payments. Deterioration in the financial condition, earnings or cash flow of H.D.D. LLC and its affiliates for any reason could limit or impair their ability to pay cash distributions or other distributions to us. In addition, our ability to pay dividends in the future is dependent upon our receipt of cash from H.D.D. LLC and its affiliates. H.D.D. LLC and its affiliates may be restricted from sending cash to us by, among other things, law or provisions of the documents governing our existing or future indebtedness.

If securities or industry analysts stop publishing research or reports about our business, or if they downgrade their recommendations regarding our Class A common stock, our stock price and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who covers us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, our Class A common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.

The market price and trading volume of our common stock may be volatile and may be affected by market conditions beyond our control.

As an emerging growth company, the market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts' earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the price you originally paid.

In the past years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

You may be diluted by the future issuance of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise.

As of June 30, 2013, we have an aggregate of 4,354,644 million shares of Class A common stock authorized but unissued, including approximately 4,102,644 million shares of Class A common stock issuable upon exchange of outstanding LLC Units and 252,000 shares reserved for issuance under our 2012 Incentive Plan, including 252,000 restricted shares issuable upon vesting that we have granted to our CFO and Independent Contractor/Creative Director. See Part II, Item 8, Note 14, “Stock-based Compensation” to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and restricted stock rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. Any Class A common stock that we issue, including under our 2012 Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by then existing holders of our Class A common stock.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will not be required to comply with certain provisions of the Sarbanes-Oxley Act for as long as we remain an “emerging growth company.”

We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. As a public company, we will be required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

As an “emerging growth company”, we will take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive as we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own a 25-acre facility located at 5610 Dry Creek Road, Healdsburg, California, of which approximately 15 acres is used for growing grapes. The remainder of the facility is used for a tasting room, retail sales space, and office space for support staff. Although we have the infrastructure, such as electricity and access to water, necessary to operate a winery at this facility, we have not made the requisite capital expenditures for grape-crushing equipment. We believe that the facility can be used to expand our wine-making operations in the future.

We lease an approximately three-acre winery located at 4035 Westside Road, Healdsburg, California. The term of the lease is five years commencing on March 1, 2011 and ending on February 29, 2016, with a tenant option to extend for an additional five-year period. Our wine production operations and corporate offices are located at this facility.

We consider these facilities to be suitable and adequate for the management and operation of our business. For additional information related to leases, see Part II, Item 8, Note 9, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 3. Legal Proceedings

Litigation Matters

Paul Dolan, a former employee of Mendocino Wine Group (“MWG”), left MWG in 2012. Dolan filed suit against MWG in connection with establishing a fair price for his interest in MWG, and MWG filed a cross-complaint alleging Dolan breached his duty to, and competed with, MWG, and shared confidential information with others, including people at the Company. The suit is pending in Mendocino County Superior Court. The Company is not named but was recently subpoenaed to produce documents related to the suit. We estimate that our response costs will not be material.

We may be subject to various litigation matters arising in the ordinary course of business from time to time. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. However, we are not aware of any current pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our financial position, results of operations, or cash flows.

Indemnification Obligations

Our certificate of incorporation and our bylaws also provide that we shall indemnify our directors and executive officers and shall indemnify our other officers and employees and other agents to the fullest extent permitted by law. We believe that indemnification under our bylaws covers at least negligence and gross negligence on the part of indemnified parties. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether our bylaws would permit indemnification.

We believe that these provisions are necessary to attract and retain qualified persons as directors and executive officers. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, the opinion of the SEC is that such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

In addition, we maintain standard policies of insurance under which coverage is provided to our directors and officers against loss arising from claims made by reason of breach of duty or other wrongful act, and to us with respect to payments which may be made by us to such directors and officers pursuant to the above indemnification provisions or otherwise as a matter of law. We maintain a Directors and Officers liability insurance policy which enables us to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of those policies. In addition, we make available standard life insurance and accidental death and disability insurance policies to our employees.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our Class A common stock currently trades on The NASDAQ Capital Market under the symbol “THST”. The low price and high prices of our common stock during fiscal 2013 are as follows:

Fiscal Year 2013	Low Price	High Price
June 20, 2013 to June 28, 2013	$5.30	$6.00

As of September 26, 2013, the last reported sale price on the NASDAQ Capital Market for our common shares was $5.50 per share. Our Class B common stock is not publicly traded.

As of June 30, 2013, the number of approximate record holders of our Class A common stock and Class B common stock were 177 and 10, respectively.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable law and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

We are a holding company and have no material assets other than our controlling member equity interest in the LLC. We intend to cause the LLC to make distributions to us in an amount sufficient to cover cash dividends, if any, declared by us. If the LLC makes such distributions to us, the other holders of LLC Units will be entitled to receive equivalent distributions.

Recent Sales of Unregistered Securities

Initial capital contributions in the LLC were made by: The Hurst Family Revocable Trust Dated August 1, 2004 (the “Hurst Trust”) of approximately $1.6 million; The Dolan 2003 Family Trust Dated June 5, 2003 (the “Dolan 2003 Trust”) of approximately $0.8 million; The Dolan 2005 Family Trust Dated August 24, 2005 (the “Dolan 2005 Trust”) of approximately $0.8 million; and Mark De Meulenaere of approximately $0.2 million. Upon the granting of the Class B Profits Interest (as defined below), the membership interests of the Hurst Trust, the Dolan 2003 Trust, the Dolan 2005 Trust, and Mr. De Meulenaere were classified as Class A Membership Interests.

In 2010, Virginia Lambrix was granted a 5% profits interest (the “Class B Profits Interest”) as a Class B member of the LLC.

In 2011, Hambrecht Wine Group, L.P., a California limited partnership (“Hambrecht Wine Group”) purchased a 27.23% Class A Membership Interest in the LLC for an aggregate purchase price of $2.8 million. Pursuant to the Membership Interest Purchase Agreement dated as of February 8, 2011 by and between the LLC and Hambrecht Wine Group, Hambrecht Wine Group’s payment of such purchase price included transfer to the LLC of certain bulk wine and case goods and assignment to the LLC of the Healdsburg Ranches and Bradford Mountain trademarks. Hambrecht Wine Group subsequently sold a 1.95% Class A Membership Interest to Forrester R. Hambrecht in May, 2011.

On February 8, 2011, Barrie Graham was assigned Class A Membership Interests in the following amounts: 0.75% by the Dolan 2003 Trust; 0.75% by the Dolan 2005 Trust; 2% by Hambrecht Wine Group; 1.5% by the Hurst Trust. Anna Schweizer was also assigned a 1% Class A Membership Interest by Hambrecht Wine Group.

In 2012, Mr. De Meulenaere exercised his Put Right as defined in that certain Right of First Refusal, Co-Sale and Buy-Sell Agreement dated as of June 4, 2008, as amended on January 26, 2010 and last amended on May 3, 2012, for a 3% Class A Membership Interest in the LLC (the “Put Interest”). The repurchase price for the Put Interest was $0.4 million. The LLC delivered $0.2 million in cash, and $0.2 million in an unsecured promissory note payable to Mr. De Meulenaere, bearing interest at 4.5% per annum, with any unpaid principal and interest balance due and payable on May 3, 2015.

Also in 2012, The Carroll-Obremskey Family Revocable Trust Dated April 5, 1996 (the “Carroll-Obremskey Trust”) purchased a 13.51% Class A Membership Interest in the LLC for a purchase price of $2.5 million. Pursuant to the Membership Interest Purchase Agreement dated as of May 3, 2012 by and between the Carroll-Obremskey Trust and the LLC, we issued a warrant to purchase shares of common stock to the Carroll-Obremskey Trust upon the conversion of the LLC from a partnership to a corporation. Subsequently, we decided not to convert the LLC to a corporation. On March 1, 2013, we and the Carroll-Obremskey Trust agreed to amend the warrant to provide the Carroll-Obremskey Trust with the right to purchase a 3% Class A Membership Interest in the LLC for $0.5 million. The warrant was exercised on March 1, 2013. Following the IPO, the Carroll-Obremskey Trust was granted certain investor rights pursuant to a letter agreement dated May 3, 2012; these rights will terminate if, at any time, we cease to be a “controlled company” under the NASDAQ rules.

The foregoing transactions were all completed as private placements in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to the securities authorized for issuance under equity compensation plans is set forth below:

Plan Category	Number of securities to be issued upon exercise of options and Restricted Stock (#)	Weighted-average exercise price of outstanding options ($)(2)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by stockholders	—	$—	—
2012 Stock Incentive Plan not approved by stockholders(1)	252,000	—	—
Total	252,000	$—	—

(1)	The 2012 Stock Incentive Plan (“2012 Plan”) is administered by the Board’s Compensation Committee, which has the power to determine matters related to the awards under the 2012 Plan, including conditions of vesting and exercise. As of June 30, 2013, there were no shares available or reserved for issuance under the 2012 Plan. For information and description of our stock plans, see Part II, Item 8, Note 14, “Stock-based Compensation,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)	Restricted stock is issued without an exercise price and each restricted stock is settled in a share of our stock after the vesting period. Restricted stock is subject to continued employment.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions as described under the “Forward-Looking Statements” section that appears earlier in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

The fiscal 2013 results referred to in these consolidated financial statements represent results on a consolidated basis that includes both the results of the Truett-Hurst, Inc. with those of the H.D.D. LLC (“LLC”) and provide a full-year presentation for comparability purposes. The LLC’s period is from July 1, 2012 to June 25, 2013 and Truett-Hurst, Inc.’s period is from June 26, 2013 to June 30, 2013. However, the following discussion represents the LLC for fiscal periods ended June 30, 2013 and 2012 due to our IPO closing on June 25, 2013 and the five-day period deemed immaterial because the only activities undertaken by Truett-Hurst, Inc. were limited to its formation, granting of restricted stock to a key employee and a key non-employee and the IPO.

Overview

Truett-Hurst, Inc. is a holding company and our sole asset is the controlling member equity interest in the LLC. Unless the context suggests otherwise, references in this report to “Truett-Hurst,” the “Company,” “we,” “us” and “our” refer (1) prior to the June 2013 initial public offering (“IPO”) of Truett-Hurst Inc. and related transactions, to the LLC and (2) after our IPO and related transactions, to Truett-Hurst Inc. We refer to The Wine Spies, LLC as “Wine Spies.”

Formation Transactions

On June 19, 2013, the limited liability company agreement of the LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that we refer to as “LLC Units.” We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their LLC Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of June 30, 2013 there were 4,102,644 LLC Units held by parties other than Truett-Hurst Inc. which upon exercise of the right to exchange would exchange for 4,102,644 shares of Class A common stock.

In connection with the IPO, one share of Class B common stock was distributed to each existing holder of LLC Units, each of which provides its owner with no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to our stockholders for each LLC Unit held by such holder. Holders of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law.

Subsequent to the IPO, our LLC existing owners control approximately 61% of the voting power of our outstanding Class A common stock and 100% of the voting power of our outstanding Class B common stock. Accordingly, our LLC existing owners have the ability to elect all of the members of our board of directors, and thereby control our management and affairs.

The LLC Agreement provides that substantially all expenses incurred by or attributable to us (such as expenses incurred in connection with the IPO), but not including obligations incurred under the Tax Receivable Agreement (see below), our income tax expenses and payments on indebtedness incurred by us, are be borne by the LLC.

Tax Receivable Agreement

On June 19, 2013, we entered into a tax receivable agreement. The agreement provides for the payment from time to time by us, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) increases in tax basis resulting from the exchange of LLC Units and (ii) certain other tax benefits related to us entering into the agreement, including tax benefits attributable to payments under the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC. For purposes of the agreement, the benefit deemed realized by the corporate taxpayer will be computed by comparing the actual income tax liability of the corporate taxpayer (calculated with certain assumptions) to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the exchanges, and had the corporate taxpayer not entered into the agreement. The term of the agreement will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the agreement for an amount based on the agreed payments remaining to be made under the agreement or the corporate taxpayer breaches any of its material obligations under the agreement in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the agreement.

There were no exchanges of LLC units by holders of LLC units for the fiscal year ended June 30, 2013.

Initial Public Offering

Our IPO closed on June 25, 2013 and pursuant to the IPO, we offered and sold 2,700,000 shares of Class A common stock and acquired an equivalent number of LLC Units of the LLC.

The following table summarizes the proceeds and use of proceeds from the IPO as of June 30, 2013:

(in thousands, except share data)
Truett-Hurst, Inc.
Gross proceeds from 2,700,000 Class A common shares	$16,200
Use of Proceeds:
Purchase of H.D.D. LLC, newly issued LLC Units from existing owners and management	(15,143)
Placement agent fee	(1,057)
Truett-Hurst Inc. proceeds	$—
H.D.D. LLC
Proceeds from sale of LLC units to Truett-Hurst, Inc.	$15,143
Use of Proceeds:
Debt repayment	(1,648)
H.D.D. LLC proceeds	$13,495

As of June 25, 2013, we received gross IPO proceeds of approximately $16.2 million and used approximately $15.1 million of the IPO proceeds to purchase 2,700,000 newly-issued LLC Units from the LLC. We caused the LLC to use approximately $1.6 million of the $15.1 million IPO net proceeds from the sale of such newly-issued LLC Units to repay outstanding indebtedness and related IPO expenses. In addition, we paid approximately $1.1 million to the Placement Agent.

Subsequent to the IPO and the formation transactions described above, we consolidated the financial results of the LLC and its subsidiaries and reflected the ownership interest of the other members of the LLC as a non-controlling interest in our consolidated financial statements beginning June 30, 2013.

The unaudited pro forma condensed consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of Truett-Hurst Inc. that would have occurred had we operated as a public company during the periods presented and should be read together with Truett-Hurst, Inc. and Subsidiaries audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below. The unaudited pro forma consolidated statement of operations for the fiscal year ended June 30, 2013 present our consolidated results of operations giving pro forma effect to the IPO and formation transactions and the use of the net proceeds from the IPO and formation transactions described in Note 1 of Truett-Hurst, Inc. and Subsidiaries audited consolidated financial statements within this Annual Report on Form 10-K as if such transactions occurred on July 1, 2012. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the historical financial information of the LLC and does not project our results of operations or financial position for any future period or date.

Prior to the IPO, the LLC’s fiscal year end was December 31, while Truett-Hurst, Inc.’s fiscal year end is June 30. We have presented audited financial statements of the LLC as of June 30, 2012 so that it will be comparable with our audited consolidated financial statements. Concurrent with the IPO, the LLC amended its operating agreement to change its fiscal year end to June 30.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with GAAP for the year ended June 30, 2013:

Truett-Hurst, Inc and Subsidiaries
Unaudited Pro Forma Consolidated Statement of Operations
For the Year Ended June 30, 2013
(in thousands, except share data)

	H.D.D. LLC Actual	Pro Forma Adjustments		Truett-Hurst, Inc. Pro Forma
Sales	$17,587	$—		$17,587
Less excise taxes	(425)	—		(425)
Net sales	17,162	—		17,162
Cost of sales	11,496	—		11,496
Gross profit	5,666	—		5,666
Operating expenses:
Sales and marketing	3,435	—		3,435
General and administrative	2,098	—		2,098
Non-recurring	284	—		284
Stock-based compensation	174	—		174
Bulk wine sales, net loss	30	—		30
Sale of assets, net loss (gain)	18	—		18
Total operating expenses	6,039	—		6,039
Income (loss) from operations	(373)	—		(373)
Other income (expense):
Interest expense	(356)	—		(356)
Changes in fair value of warrant and interest rate swap	120	—		120
Gain (loss) foreign currency	(10)	—		(10)
Total other income (expense)	(246)	—		(246)
Income (loss) before income taxes	(619)	—		(619)
Income tax expense (benefit)	2	(87	)(1)	(85)
Net income (loss) attributable to the controlling and non-controlling interest	(621)	87		(534)
Less: Net loss (income) attributable to noncontrolling interest – The Wine Spies, LLC	(25)	(375	)(2)	(400)
Net income (loss) attributable to Truett-Hurst, Inc.	$(596)	$462		$(134)
Weighted average shares of Class A common stock outstanding(3)(4)
Basic				2,700,000
Diluted				2,700,000
Net loss available to Class A common stock per share(3)(4)
Basic				$(0.05)
Diluted				$(0.05)
Pro forma net income available to Class A common stock per share
Basic				$(0.05)
Diluted				$(0.05)

(1)	Due to the IPO and formation transactions, we are subject to U.S. federal income taxes, in addition to state taxes, with respect to our allocable share of any net taxable income of the LLC, which will result in higher income taxes. As a result, the pro forma statements of operations reflect an adjustment to our provision for corporate income taxes to reflect a statutory rate of 39.8%, which includes provision for U.S. federal income taxes and California statutory rates.
(2)	Truett-Hurst, Inc. is the sole managing member of the LLC with a 39.7% interest in the LLC. Net income (loss) attributable to Truett-Hurst Inc.’s non-controlling interest represents approximately 60.3% or $0.4 million of net income (loss) before income taxes $0.6 million.
(3)	The shares of Class B common stock do not share in our earnings and are therefore not included in the weighted-average shares outstanding or net income (loss) available per share.
(4)	Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including convertible LLC units and restricted stock. The assumed exchange of 4,102,644 LLC units for Class A common stock and the vesting of 252,000 shares of restricted stock is expected to have an anti-dilutive effect. Accordingly, the effect of the LLC exchange and restricted stock have been excluded from pro forma net income available to Class A common stock per share. Giving the effect to the exchange of all LLC Units for shares of Class A common stock and vesting of restricted stock, adjusted pro forma net income available to Class A common stock per share would be computed as follows:

(in thousands, except share data)
Pro forma income before income taxes, less beginning noncontrolling interest	$(594)
Adjusted pro forma income tax benefit	236	(a)
Adjusted pro forma net income	(358	)(b)
Weighted average shares	7,054,644
Adjusted pro forma net income (loss) available to Class A common stock per share	$(0.05)

a)	Represents the implied provision for income taxes assuming full exchange using the same methodology applied in calculating pro forma provision.
b)	Assumes elimination of the non-controlling interest.

Recent Trends

According to the 2012 Gomberg-Fredrikson & Associates Annual Wine Industry Review for the twelve months ended December 2012, wine shipments advanced by 50% since 2001, making the U.S. the largest wine consumer. Our strategy has been to utilize our knowledge, expertise and competitive positioning to deliver innovative products to the wine market. We face evolving trends in the wine industry that can provide opportunities as well as potential risks, including:

•	Market ripe for disruption: Food retailers account for roughly 65% of wine sales, with a high concentration of market share among only a handful of major wine producers and distributors. The top four wine producers in California control approximately 65% of unit shipments of California wine. In order to compete with powerful producers and suppliers for this growing profit pool, food and grocery retailers have turned to retail exclusive brand label programs as a way of gaining margin, customer loyalty, category growth and differentiation.
•	Retailer focus on innovation: Increased market competition has heightened for retailers the emphasis on increasing consumer traffic to grow same store sales year over year. In order to create excitement in their stores, major global retail chains and top wine retailers in the United States have made wine and packaging innovations, including “earth-friendly” elements, a key strategic initiative for 2013 and beyond. Our core values are aligned with our retail alliance initiatives and consumer consciousness as we strive to make our products in a way that minimizes waste and fossil fuel usage and increases recyclability.

•	Retail exclusive brand label model remains in its infancy: Nielsen estimates that, in the United States, only 3.7% of wines, by dollar value, were sold through retail exclusive brand labels in the year to date, as of August 2010, which was a 20% increase compared to the prior year. Other mature wine markets have experienced considerably higher penetration; for example, retail exclusive brand label wine sales make up 19% and 16% of total wine sales in the U.K. and Australia, respectively. The U.S. market appears poised for growth in this segment.
•	Declining brand loyalty: Along with robust growth, the U.S. wine market has also witnessed a proliferation of new brands. In 2010 alone, the United States approved 120,000 new wine labels. Consumers have shown an increasing appetite to sample new labels and varietals, which can be promoted cost-effectively on an in-store basis. For example, relatively new brands like Cupcake, Ménage à Trois and E.&J. Gallo Winery’s Apothic grew by 55%, 18% and 258%, respectively, in 2011. Food retailers are well-positioned to manage this promotion as they control the shelf space and brand positioning in their stores. In an ever more crowded market, this advantage has become increasingly valuable.
•	Rapid growth of internet retailing: Small but rapidly growing, we expect the internet segment to continue to outpace brick and mortar retailer sales, and we believe it is poised to surpass winery direct sales.
•	“Premiumization” of the market: Following years of explosive growth in the late 1980s and early 1990s, the U.S. market experienced a supply glut which resulted in severe pricing pressure from so-called “value brands.” Due to significant consumption growth of California wines and the reduction of imported wines, as well as changes in exchange rates and taste preferences, this trend has reversed in the current cycle, with the super-premium and ultra-premium segments among those experiencing the highest growth.
•	Significant direct to consumer sales growth: Tasting room and wine club sales are typically the highest gross margin sales for a winery. From fiscal 2012 to fiscal 2013 our direct to consumer net sales grew at a compound annual growth rate of 45%. Direct to consumer sales represented 19% and 17% of our total net sales for the fiscal years ended June 30, 2013 and 2012, respectively.

We anticipate net sales will increase as our existing brands and concepts continue to gain acceptance in the marketplace and through our scheduled introduction of new brands and packaging. We expect cost of goods sold to continue to increase as sales increase. Operating expenses will increase as we generate and sustain increased revenue to achieve and maintain future profitability. In addition, we will continue to incur additional expenses related to various financial reporting, legal, corporate governance and other expenses as a result of being a publicly-traded company.

Seasonal Trends

Our sales have historically followed a cyclical trend, with sales being typically higher after a product launch and higher during holidays.

Reporting Segments

Our primary reporting segments are identified by each distribution channel: wholesale, direct to consumer and internet. Wholesale sales include our retail exclusive label model and four fully-owned brands through the three-tier distribution system. Direct to consumer sales of our own brands occur through our tasting rooms and wine clubs. Internet sales occur through Wine Spies and are principally comprised of brands not owned by us.

In fiscal year 2013, we sold approximately 209,000 cases of wine, generating $17.2 million in net sales as compared to 187,000 cases of wine, generating $12.7 million net sales, in fiscal 2012. For details, see “Net Sales” and Note 17, “Significant Customer Information, Segment Reporting and Geographic Information,” to the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Factors Affecting Our Operating Results

Our net sales are affected by advertising, discounts and promotions, merchandising, packaging and in the wholesale segment, the availability of wall display space at our retailer customers, all of which have a significant impact on consumers’ buying decisions. Continued growth of our net sales and profits will depend, substantially, on the continued popularity of our new and existing brands, our ability to effectively manage our sales by segment and distribution networks, and our ability to maintain sufficient product supply to meet expected growth in demand.

Our cost of sales for the wholesale and direct to consumer segments includes wine-related inputs, such as grapes and semi-finished bulk wine, bottling materials, such as bottles, capsules, corks and labeling materials, labor and overhead expenses, including inbound and outbound freight, and barrel depreciation. The internet segment cost of sales is comprised of finished cased wine.

Fiscal 2013 compared to Fiscal 2012

Net Sales

Net sales include sales from each distribution channel: wholesale, direct to consumer and internet. Wholesale sales include our retail exclusive brands and four fully-owned brands through the three-tier distribution system. Direct to consumer sales of our own brands occur through our tasting rooms and wine clubs. Internet sales occur through Wine Spies and are principally comprised of brands not owned by us.

	Fiscal Years Ended June 30,
	(in thousands, except percentages)
Segment	2013	2012	Increase (Decrease)	% Change
Wholesale	$12,427	$10,493	$1,934	18%
Direct to consumer	3,193	2,196	997	45%
Internet	1,542	—	1,542	100%
Total net sales	$17,162	$12,689	$4,473	35%

Net sales increased 35% from fiscal year 2012 to fiscal year 2013. Wholesale sales increased 18% compared to the prior-year period due to increased case sales of existing brands and introduction of new brands including: Bewitched, Candells, Chateau Crisp, Curious Beasts, Eden Ridge, Fuchsia, Schuck’s, The Criminal, The Supper Club and Wine with No Name.

These new brands represented approximately 25% of our wholesale case volume and 29% of our wholesale sales for fiscal year 2013. Direct to consumer sales increased 45% compared to the prior-year period and was attributable to increased wine club memberships and increased tasting room traffic. The addition of internet sales compared to the prior-year period was due to the acquisition of the Wine Spies.

During fiscal 2013, international sales were less than 2% of our net sales. There were no international sales in fiscal 2012.

We record sales discounts and depletion allowances as a reduction of sales. For the fiscal years ended June 30, 2013 and 2012, sales discounts and depletion allowances totaled $1.4 million and $1.0 million, respectively. We anticipate an increase in sales discounts and depletion allowances in the upcoming fiscal year due to product positioning and increased wholesale sales and changes in distributors.

Cost of Sales

Costs of sales includes costs associated with grape growing, external grape, bulk wine and finished goods purchases, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, and purchasing, receiving and warehousing costs. No further costs are allocated to inventory once the product is bottled and available for sale.

	Fiscal Years Ended June 30,
	(in thousands, except percentages)
Segment	2013	2012	Increase (Decrease)	% Change
Wholesale	$9,280	$8,780	$500	6%
Direct to consumer	1,356	838	518	62%
Internet	860	—	860	100%
Cost of sales	11,496	9,618	1,878	20%

Wholesale cost of sales increased 6% compared to the same prior-year period and was attributable to the brand and volume changes discussed above. The wholesale gross margin increased 9% compared to the same prior-year period due to the introduction of new brands which have higher margins than those in the prior-year period.

Direct to consumer sales cost of sales increased 62% compared to the same prior-year period and was attributable to the volume and increased traffic discussed above. Direct to consumer margins decreased 4% compared to the same prior-year period due to an increase in the use of promotions and increased sales of brands with lower margins.

The internet cost of sales increase of 100% was attributable to the acquisition of The Wine Spies and its related cost of sales for products sold online.

We will continue to focus on delivering a mix of products and brands through distributors nationwide, direct sales and through online marketing, while striving to improve production costs.

Sales and Marketing

Sales and marketing expenses consist primarily of non-production personnel costs, advertising and other marketing promotions. Advertising costs are expensed as incurred. For the years ended June 30, 2013 and 2012, advertising expense totaled approximately $0.06 million and $0.05 million, respectively. Our sales and marketing variable expenses increase proportionately with increased sales. Sales and marketing expenses for fiscal period ended June 30, 2013 and 2012 is as follows:

	Fiscal Years Ended June 30,
	(in thousands, except percentages)
	2013	2012	Increase (Decrease)	% Change
Sales and marketing	$3,435	$2,009	$1,426	71%

Sales and marketing expense increased to $3.4 million for the fiscal year ended June 30, 2013 from $2.0 million for the comparable prior-year period. The significant changes in sales and marketing is primarily due to a $0.5 million increase in personnel costs, $0.3 million increase sales and marketing expenses associated the Wine Spies sales, $0.2 million increase in sales promotions associated with the increase in sales and a net change of $0.3 million in other sales and marketing expenses. As a percentage of net sales, sales and marketing expenses increased 4% to 20% for the fiscal year ended June 30, 2013 compared to 16% for the comparable prior-year period.

During fiscal 2013, we hired a VP of Sales and Marketing and outside sales consultants to address our sales and marketing needs. We expect to continue investing in sales and marketing as we expand our product offerings and market penetration.

We report the amounts billed to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as a sales and marketing expense. For the years ended June 30, 2013 and 2012, shipping costs were $0.6 million and $0.4 million, respectively.

General and administrative

General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions. We will experience higher administrative costs associated with being a public company. General and administrative expenses for fiscal period ended June 30, 2013 and 2012 are as follows:

	Fiscal Years Ended June 30,
	(in thousands, except percentages)
	2013	2012	Increase (Decrease)	% Change
General and administrative	$2,098	$572	$1,526	267%

General and administrative expense increased to $2.1 million, for the fiscal year ended June 30, 2013 from $0.6 million for the comparable prior-year period, primarily due to creating the necessary infrastructure in personnel and systems to execute an IPO and accommodate the growth of our business. The significant changes in general and administrative expenses increase was due to a $0.4 million increase in accounting expenses associated with our financial statement audits necessary to become a publicly held company, $0.4 million increase in personnel costs, $0.3 million in expenses associated with Wine Spies and a net change in general and administrative expenses of $0.3 million. General and administrative expenses as a percentage of net sales increased from 5% for the fiscal period ended June 30, 2012 to 12% for the fiscal year ended June 30, 2013.

We experienced higher personnel costs related to the hiring of a CFO, Controller and Director of Reporting and Finance and associated recruitment and payroll costs associated with new hires. In fiscal 2014, we expect to incur additional expenses as we continue to add additional corporate accounting and finance staff as well as address the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in particular, our remediation of internal control weaknesses identified in our Annual Report on Form 10-K for fiscal 2013 and fees associated with being a public company.

Non-recurring Expense

We incurred non-recurring expenses related to the IPO of $0.3 million consisting of entity startup expenses, consulting fees, road show expenses and entity formation expenses.

Bulk wine sales, net loss

We incurred a loss associated with our bulk wine sales for fiscal 2013 of $0.03 million due the sale being below our original market price for the bulk wine.

Interest Expense

Interest expense decreased $0.1 million to $0.4 million for fiscal year 2013, from $0.5 million for fiscal year 2012. The decrease in interest expense is due primarily to a change in lenders during fiscal 2013 enabling us to borrow funds at a lower interest rate in compared to the same prior-year period.

Loss from operations

We had a net loss from operations of $0.4 million for the year ended June 30, 2013 compared to net income of $0.5 million for the comparable prior-year period. The net operating loss was primarily due to increased expenses associated with creating the necessary infrastructure in personnel and systems to execute the IPO and accommodate the growth of our business.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of available cash are from existing cash, from operations, the revolving loan portion of our credit facility and equity offerings. Prior to the IPO, our primary sources of available cash were from operations, the revolving loan portion of our credit facility and borrowings from our members. From time to time we may also enter into factoring agreements. Our primary cash needs are to fund working capital requirements, including costs associated with the development, release and sale of new brands, and capital expenditures for barrels and other equipment to facilitate increased production, repay our indebtedness (interest and principal payments) and operating expenses. Working capital requirements for our wholesale and direct to consumer segments is supported by grapes (grown or purchased) and semi-finished bulk wine (purchased under contract or on the spot market). The actual wine programs and segments in which the grapes and bulk wine procured will be used are not known until our winemaker has completed the winemaking, blending and oak aging production process. It is not possible to accurately assign inventory costs to each segment because the bottled inventory may be sold in multiple segments. Inventory for our internet segment is purchased as finished goods and in quantities based upon that day’s orders. A single wine is offered each day and available only for that 24-hour period. Inventory on hand principally comprises sales orders to be fulfilled.

	Fiscal Years Ended June 30,
	(in thousands)
	2013	2012	Inc (Dec)
Working capital	$16,443	$2,631	$13,812
Cash and cash equivalents	$11,367	$167	$11,200

Borrowings under our revolving loan facility are at the London Interbank Offered Rate (“LIBOR”), plus a credit spread. The availability is subject to our compliance with certain contractual financial and non-financial covenants. The terms of our credit facility require, among other things, compliance with certain financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually). Our revolving loan availability was $2.1 million as of June 30, 2013.

Working capital increased $13.8 million for the fiscal year ended June 30, 2013 from $2.6 million for the comparable prior-year period. The increase in working capital was attributable to the IPO proceeds, increased inventories and reduction of the liabilities. Cash consists of cash and money market accounts. Cash increased by $11.2 million for fiscal 2013 compared, from $0.2 million at the end of fiscal 2012. The cash increase was attributable to the IPO net proceeds.

We currently do not have any material commitments for capital expenditures. We have experienced no material trends or changes in the type or cost of our capital resources. We expect to finance the purchase of barrels and other equipment through a separate credit facility or from the proceeds of the IPO. We do not currently plan on entering into any lease arrangements for barrels or other equipment.

We believe that our cash position, net cash provided by operating activities and availability under our senior secured credit facility will be adequate to finance working capital needs and planned capital expenditures for at least the next twelve months. We may, however, require additional liquidity as we continue to execute our business strategy. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity, although no assurance can be given that such forms of capital will be available to us, or available to us on terms which are acceptable, at such time.

Cash Flows

A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Fiscal Years Ended June 30,
	(in thousands, except percentages)
	2013	2012	Change	%
Net cash used in operating activities	$(5,733)	$(2,311)	$(3,422)	(148)%
Net cash used in investing activities	$(1,201)	$(301)	$(900)	(299)%
Net cash provided by financing activities	$18,134	$2,505	$15,629	624%

Operating Activities

Cash flows used in operating activities increased $3.4 million to $5.7 million for the fiscal year ended June 30, 2013, from cash used in operating activities of $2.3 million for the comparable prior-year period. The significant changes in cash flows used in operating activities is attributable to a $0.6 million decrease in income, a $3.6 million increase in inventories (to meet actual and projected increases in sales), offset by $1.2 million increase in accounts payable and accrued expenses (attributable to the increase in sales), an increase in accounts receivable of $1.2 million (attributable to the increase in sales), increase in bulk wine deposits of $0.7 million (product received and converted to inventory) and offset by non-cash items of $0.6 million.

Cash flows used in operating activities increased $0.6 million to $2.3 million for fiscal year 2012, from $1.7 million for fiscal year 2011. The increase in cash flows used in operating activities is due primarily to a $1.6 million increase in inventories (required to meet the demand of actual and projected sales increases), a $0.3 million increase in bulk wine deposits (associated with inventory requirement demands), a $0.3 million note payable for reimbursement of a right to market expense, offset by increases in net income of $0.8 million, accounts receivable of $0.5 million (attributable to the timing of sales and collections on account), the $0.1 million gain on sale of assets and $0.2 million contributed rent (in lieu of a capital contribution).

Investing Activities

Cash flows used in investing activities increased $0.9 million to $1.2 million for the fiscal year ended June 30, 2013, from $0.3 million for the comparable prior-year period. The changes in cash flows used in investing activities is due primarily to $0.3 million investment in The Wine Spies and a net $0.6 million increase in the acquisition of property and equipment and intangibles.

Cash flows used in investing activities increased $0.02 million to $0.3 million for fiscal year 2012, from $0.3 million for fiscal year 2011. The increase in cash flows used in investing activities is due to a reduction of $0.1 million in proceeds from asset sales and offset by $0.1 million net decrease in the acquisition of property and equipment and intangible assets.

Financing Activities

Cash flows provided by financing activities increased $15.6 million to $18.1 million for the fiscal year ended June 30, 2013, from $2.5 million for the fiscal year ended June 30, 2012. The significant changes in cash flows provided by financing activities is due primarily to $13.6 million in net IPO proceeds, $5.4 million in net proceeds from the line of credit, a $2.5 reduction in members contributions for members warrant and net change in factor debt of $1.7 million.

Cash flows provided by financing activities increased $0.3 million to $2.5 million for fiscal year 2012, from $2.2 million for fiscal year 2011. The increase in cash flows provided by financing activities is due primarily to a $1.6 million increase in net member contributions, $0.9 million in net factor proceeds, and a $1.2 million net decrease in long-term debt payments, offset by a net $2.1 million increase in related party payments and a $1.3 million net repayment on our credit facility.

Contractual Obligations and Commitments

Financing Agreements

Indebtedness

Our primary sources of indebtedness are the Bank of the West Loan (as defined below) and notes payable to a member.

Bank of the West Loan.  On July 16, 2012, we entered into five loan agreements with Bank of the West (collectively, the “Bank of the West Loan”):

•	$9.0 million Line of Credit Note: We received a line of credit from Bank of the West in the principal amount of up to $9.0 million due on or before May 31, 2014. The aggregate principal balance outstanding bears interest at 1.75% above LIBOR.

•	$3.4 million Term Note: We received a term note from Bank of the West in the principal amount of $3.4 million due on or before May 31, 2022. The aggregate principal balance outstanding bears interest at 2.25% above the One-Month LIBOR. Effective October 31, 2012, we entered into a swap arrangement with Bank of the West fixing the interest rate at 4.00% for the term of the note.
•	$0.4 million Equipment Purchase Line of Credit Note: We received an equipment purchase line of credit note in the principal amount of $0.3 million from Bank of the West due on or before May 31, 2013. The aggregate principal balance outstanding bears interest at 2.25% above the One-Month LIBOR Rate. The equipment purchase line of credit was increased to $0.4 million pursuant to a modification agreement we entered into as of October 3, 2012 with Bank of the West and funded on January 28, 2013. The aggregate principal outstanding bears 3.75% fixed interest and will be repaid in 60 monthly payments. The first monthly payment was made on February 15, 2013.
•	$0.1 million Master Equipment Financing Agreement: We entered into an agreement with Bank of the West to finance the purchase of certain equipment on October 2, 2012 in the amount of $0.1 million. The aggregate principal outstanding bears 3.75% fixed interest and will be repaid in 36 monthly payments. The first monthly payment was made on November 1, 2012.
•	$0.1 million Foreign Exchange Note: We received a foreign exchange note in the principal amount of $0.1 million from Bank of the West due on or before May 31, 2014 that carries a 10% credit percentage and permits us to enter into any spot or forward transaction to purchase from or sell to Bank of the West a foreign currency of an agreed amount.

The Bank of the West Loan contains usual and customary covenants, including, without limitation:

•	limitation on incurring senior indebtedness;
•	limitation on making loans and advances;
•	limitation on investments, acquisitions, and capital expenditures;
•	limitation on liens, mergers and sales of assets; and
•	limitations on new activities of Truett-Hurst.

In addition, the Bank of the West Loan contains negative and financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually).

As of June 30, 2013, we were in compliance in all material respects with all covenants.

Covenant Breaches.  We were not in compliance with the minimum current assets to current liabilities ratio at September 30, 2012 and December 31, 2012 or the debt to effective tangible net worth ratio at December 31, 2012. In March 2013, as a condition of receiving a waiver from Bank of the West for our breaches of these covenants, the following transactions took place:

•	The Carroll-Obremskey Family Revocable Trust Dated April 15, 1996 (the “Carroll-Obremskey Trust”) exercised a warrant to purchase a 3% interest in the LLC for $0.5 million.
•	$0.7 million in payments due on grape supply contracts to farms controlled by certain of our affiliates was subordinated to Bank of the West;
•	We executed convertible subordinated notes payable to Daniel A. Carroll and Stasia Obremskey, as trustees of the Carroll-Obremskey Trust, Phillip L. Hurst and Sylvia M. Hurst, as trustees of the Hurst Trust, Heath E. Dolan and Robin A. Dolan, as trustees of the Dolan 2005 Trust, and Paul E. Dolan, III, as trustee of the Dolan 2003 Trust, in exchange for their contributions of $0.2 million, $0.2 million, $0.03 million and $0.03 million, respectively, bearing interest at a rate of 10% per annum with interest and principal due on March 1, 2014. Upon completion of the IPO on June 25, 2013, all amounts were released from subordination and paid in full.

At March 31, 2013, we were not in compliance with the current ratio and debt to tangible net worth ratio under the credit facility. In May 2013, as a condition of receiving a waiver from Bank of the West, our existing LLC holders were required to advance funds (or their equivalent in kind) in an amount equal to $1.4 million. The amounts of these advances were as follows: Paul E. Dolan, III contributed $0.2 million; Heath E. Dolan contributed $0.2 million; Daniel A. Carroll contributed $0.2 million; Barrie Graham contributed $0.06 million; Phillip L. Hurst contributed $0.3 million; and the third party contributed $0.1 million.

Upon completion of the IPO on June 25, 2013, the bank released the funds and inventory to allow the LLC holders to purchase stock of Class A common stock in the IPO.

Factoring Agreements.  In November 2011, January 2012 and April 2012, we entered into three agreements with a factor borrowing a total of $2.6 million in order to finance three transactions with a vendor. We agreed to assign and sell receivables related to these transactions to the factor at a rate of 100% of each receivable plus 1.25% per month of the unpaid principal amount of the loan. We were fully and unconditionally liable for the principal and interest on the loan; therefore, we accounted for the transfer of receivables as a secured financing. Interest expense includes finance costs associated with factoring activities. The November 2011 and January 2012 agreements were paid in full during fiscal year 2012. The April 2012 agreement for the amount due of $0.9 million as of June 30, 2012 was paid subsequent to June 30, 2013. Interest of $0.07 million was paid under these agreements for the year ended June 30, 2012.

Security Agreements and Limited Guaranties

In connection with our entry into the Bank of the West Loan on July 16, 2012, certain of our executive officers, as well as certain trusts and other entities under their respective control, entered into guarantee agreements as described below.

Limited Guaranty — Hurst Trust:  On July 16, 2012, the Hurst Trust, a member of the LLC, and Phillip L. Hurst, director and CEO of the LLC and Truett-Hurst, Inc. and a co-trustee of the Hurst Trust, entered into a Limited Guaranty pursuant to which the Hurst Trust and Mr. Hurst, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us. The liability of the Hurst Trust and Mr. Hurst, as guarantor, is limited to 42% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty — Hambrecht Trust:  On July 16, 2012, the Hambrecht Trust and William R. Hambrecht, a director of the LLC and Truett-Hurst, Inc. and trustee of the Hambrecht Trust, entered into a Limited Guaranty pursuant to which the Hambrecht Trust and Mr. Hambrecht, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us. The liability of the Hambrecht Trust and Mr. Hambrecht, as guarantor, is limited to 35% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty — Dolan 2005 Trust:  On July 16, 2012, the Dolan 2005 Trust, a member of the LLC, and Heath E. Dolan, a director of the LLC and Truett-Hurst, Inc. and a co-trustee of the Dolan 2005 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2005 Trust and Mr. Dolan, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us. The liability of the Dolan 2005 Trust and Mr. Dolan, as guarantor, is limited to 26% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty — Dolan 2003 Trust:  On July 16, 2012, the Dolan 2003 Trust, a member of the LLC, and Paul E. Dolan, III, a director of the LLC and Truett-Hurst, Inc. and trustee of the Dolan 2003 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2003 Trust and Mr. Dolan, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us. The liability of the Dolan 2003 Trust and Mr. Dolan, as guarantor, is limited to 26% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty — Carroll-Obremskey Trust:  On July 16, 2012, the Carroll-Obremskey Trust, a member of the LLC, and Daniel A. Carroll, a director of the LLC and Truett-Hurst, Inc. and a co-trustee of the Carroll-Obremskey Trust, entered into a Limited Guaranty pursuant to which the Carroll-Obremskey Trust and Mr. Carroll, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us. The liability of the Carroll-Obremskey Trust and Mr. Carroll, as guarantor, is limited to 26% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Unlimited Guaranty — Hambrecht Wine Group:  On July 16, 2012, the Hambrecht Wine Group, a member of the LLC, entered into an Unlimited Guaranty pursuant to which Hambrecht Wine Group guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us. The liability of Hambrecht Wine Group, as guarantor, is unlimited.

Concentration of Credit Risk and Off-Balance Sheet Arrangements

We maintain our cash with highly rated credit institutions. Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business maintain cash balances in excess of federally insured limits.

Our accounts receivable consists primarily of trade receivables from customers. We review accounts receivable regularly and make estimates for allowance for doubtful accounts when there is doubt as to the collectability of individual balances. Our accounts receivable credit risk is not concentrated within any one geographic area or customer group. We believe our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in its accounts receivable balances.

Off-Balance Sheet Arrangements

We do not have off-balance sheet risks related to foreign exchange contracts, option contracts or other foreign hedging arrangements.

We lease our VML winery and copier. In addition, we have potential payment exposure for short and long-term contracts to supply a portion of our future grapes, bulk wine and finished goods inventory requirements. Future minimum inventory commitments at June 30, 2013 are as follows:

Years ending June 30:	Third Parties	Related Parties	Total
	(in thousands)
2014	$3,460	$1,102	$4,562
2015	2,934	1,070	4,004
2016	2,726	226	2,952
2017	357	2	359
Totals	$9,477	$2,400	$11,877

Supply Contract

On February 26, 2013, we executed a supply of goods agreement for our paper bottle. The term of the agreement is seven years and the minimum purchase commitment for the first two years is $0.8 million for each year. Minimum purchase amounts for years three through seven are to be agreed upon six months before the commencement of each of those years, respectively. Under the terms of this arrangement, we have exclusive rights to certain geographic regions, as long as minimum purchase levels are maintained. Additionally, the agreement commits us to an annual marketing spend of the lesser of 5% of our net sales of wine supplied in the products, or $1.0 million. Future commitments for finished goods total approximately $4.7 million.

Effects of Inflation and Changing Prices

Our results of operations and financial condition have not been significantly affected by inflation and changing prices. We intend to pass along rising costs through increased selling prices, subject to normal competitive conditions. There can be no assurances, however, that we will be able to pass along rising costs through increased selling prices. In addition, we continue to identify on-going cost savings initiatives.

Critical Accounting Policies and Estimates

Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year-end and the reported amounts of revenues and expenses during the fiscal year. Significant estimates include inventory valuation, equity-based compensation, contingencies, income tax and deferred tax asset and liability valuation and fair value measurements for goodwill and other long-lived assets used in our initial recording and evaluation of impairment for such assets. We base our estimates on historical experience and on various other assumptions that management believes are reasonable under the given circumstances. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of our financial statements for continued reasonableness. We prospectively apply appropriate adjustments, if any, to our estimates based upon our periodic evaluation.

Our critical accounting policies include:

Liquidity and Capital Resources

The terms of our credit facility require, among other things, compliance with certain financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually). As of June 30, 2013, we were in compliance with all of our financial covenants related to our credit facility.

Accounts Receivable

Accounts receivable consists primarily of trade receivables from customers. We review accounts receivable regularly and make estimates for allowance for doubtful accounts when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness, and current economic trends. Bad debts are written off after all collection efforts have ceased. We generally do not require collateral from our customers. We do not accrue interest on past-due amounts. An allowance for doubtful accounts was not recorded for fiscal 2013 or 2012, as bad debts have historically been negligible.

Inventories

Inventories consist primarily of bulk and bottled wine, capitalized cultural costs, merchandise and purchased grapes valued at the lower of cost or market using the first-in, first-out or specific identification method. In accordance with general wine industry practice, bulk and bottled wine inventories are included in current assets, although a portion of such inventories may be aged for a period longer than one year.

Costs related to growing grapes on our vineyard are reflected in inventories as capitalized cultural costs. Upon completion of the harvest, these costs are included in bulk wine. Costs associated with winemaking and the production of wine are reflected in inventories as bulk wine until the wine has been bottled and is available for sale.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the useful lives of the asset, principally twenty to forty years for building and improvements, five years for machinery and equipment, seven to fifteen years for vineyard development, ten to twenty years for vineyard equipment, five to ten years for furniture and fixtures, the shorter of estimated useful life or lease term, generally five years for leasehold improvements and five years for vehicles. Costs incurred in developing vineyards are capitalized and depreciation commences when the related vineyard becomes commercially productive.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included as a component of income (loss) from operations.

Impairment of Long-lived Assets

We review our long-lived assets, annually, for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use April 1 as our annual impairment test measurement date. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted cash flows, an impairment loss is recognized to the extent that the carrying value of the asset exceeds its fair value.

There were no events occurring for the years ended June 30, 2013 and 2012 which required an assessment of impairment.

Goodwill and Intangible Assets

We review our goodwill and indefinite lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use April 1 as our annual impairment test measurement date. As of March 31, 2013, we have goodwill from the purchase of Wine Spies, in August 2012. Similar to our indefinite lived intangibles, goodwill is tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Indefinite lived intangible assets consist primarily of trademarks. Intangible assets determined to have a finite life are amortized over their estimated useful lives, principally four years for the customer lists and non-compete agreement, five years for proprietary technology and ten years for the trademark. Patents will be amortized over their estimated legal lives.

There were no impairments of goodwill, indefinite lived intangible or finite lived assets during the years ended June 30, 2013 and 2012, respectively. Additionally, there were no events occurring as of or for the years ended June 30, 2013 and 2012 which required an assessment of impairment.

Other Assets

Other assets are amortized over their estimated useful lives, principally five years for label design costs, ten years for loan fees, ten years for lease costs — related party, and five years for website design costs.

Label designs are evaluated for impairment in accordance with our policy on impairment of long lived assets. As of June 30, 2013, we had $0.05 million of label design deletions.

Revenue Recognition

We recognize wine sales when the product is shipped and title passes to the customer. Our standard terms are ‘FOB’ shipping point, with no customer acceptance provisions. The cost of price promotions and discounts are treated as reductions of sales. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Net sales from items sold through our retail locations are recognized at the time of sale.

Sales Discounts and Depletion Allowances

We record sales discounts and depletion allowances as a reduction of sales. For the fiscal years ended June 30, 2013 and 2012, sales discounts and depletion allowances totaled $1.4 million and $1.0 million, respectively.

Cost of Sales

Cost of sales includes costs associated with grape growing, external grape, bulk wine and finished goods purchases, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, purchasing and receiving costs and certain warehousing costs. No further costs are allocated to inventory once the product is bottled and available for sale.

Expense Allocation

The LLC Operating Agreement provides that substantially all expenses incurred by or attributable to our company (such as expenses incurred in connection with the IPO), income tax expenses and payments on indebtedness are borne by the LLC.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of non-manufacturing personnel, advertising and other marketing promotions. Advertising costs are expensed as incurred. For the years ended June 30, 2013 and 2012, advertising expense totaled approximately $0.6 million and $0.05 million, respectively.

General and Administrative Expenses

General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions.

Shipping and Handling Fees and Costs

We report the amounts billed to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as a sales and marketing expense. Our gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of sales. For the years ended June 30, 2013 and 2012, shipping costs were $0.6 million and $0.4 million, respectively.

Income Taxes and Deferred Tax Asset Valuation

The LLC is treated as a partnership under the Internal Revenue Code of 1986, as amended (the “Code”). The members separately account for their pro-rata share of income, deductions, losses, and credits. Therefore, no provision is made for the LLC’s share of net income (loss) in the consolidated financial statements for liabilities for federal, state, or local income taxes since such liabilities are the responsibility of the individual members.

As of June 30, 2013, there are no material uncertain tax positions and we expect no major changes in next 12 months. We file income tax returns in the U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2009.

The provision for income taxes is calculated using the liability method of accounting. Under the liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. When we do not believe the realization of a deferred tax asset is likely, we record a valuation allowance. The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax assets will be realized.

We are subject to income taxes in the U.S. and state jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining its provision for income taxes. Accounting for income tax uncertainties requires a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized upon settlement.

We adjust the reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions as well as related interest and penalties.

Stock-Based Compensation

Stock-based compensation is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 — Compensation — Stock Compensation (“ASC Topic 718”). ASC Topic 718 requires the measurement of compensation for stock-based awards based on the estimated fair values at the grant date for equity classified awards and the recognition of the related compensation expense over the appropriate vesting period. Under ASC Topic 718, compensation expense is based, among other things, on (i) the classification of an award, (ii) assumptions relating to fair value measurement such as the value of the stock of Truett-Hurst and its volatility, the expected term of the award and forfeiture rates, and (iii) whether performance criteria, if any, have been met. We use both internal and external data to assess compensation expense. Changes in these estimates could significantly impact stock based compensation expense in the future. The expected term of the option is based upon the contractual term, expected employee exercise and expected post-vesting employment termination behavior.

We account for equity instruments issued to non-employees in accordance with FASB ASC Topic 505-50, Equity Based Payments to Non-Employees. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic market adjustments as the underlying equity instruments vest.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 8. Financial Statements and Supplementary Data

The reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST, Inc. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Truett-Hurst Inc.

We have audited the accompanying consolidated balance sheet of Truett-Hurst, Inc. and subsidiaries as of June 30, 2013 and the consolidated balance sheet of H.D.D. LLC and subsidiary as of June 30, 2012, and the related consolidated statements of operations, redeemable contributed capital, stockholders’ and members’ equity (deficit), and cash flows of Truett-Hurst, Inc. and subsidiaries (prior to June 26, 2013, H.D.D. LLC and subsidiary) for each of the years in the two-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Truett-Hurst, Inc. and subsidiaries as of June 30, 2013 and the consolidated financial position of H.D.D. LLC and subsidiary as of June 30, 2012, and the results of the operations and the cash flows of Truett-Hurst, Inc. and subsidiaries (prior to June 25, 2013, H.D.D. LLC and subsidiary) for each of the years in the two-year period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

Santa Rosa, California
September 26, 2013

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Years ended June 30,
	2013	2012
ASSETS
Current assets:
Cash	$11,367	$167
Accounts receivable	2,816	1,258
Inventories	13,222	6,852
Bulk wine deposit	—	333
Other current assets	245	12
Total current assets	27,650	8,622
Property and equipment, net	5,383	5,083
Goodwill	134	—
Intangible assets, net	706	235
Other assets, net	259	142
Total assets	$34,132	$14,082
LIABILITIES, REEDEMABLE CONTRIBUTED CAPITAL, STOCKHOLDERS’ and MEMBERS’ EQUITY
Current liabilities:
Line of credit	$6,887	$1,764
Accounts payable	2,123	1,513
Accrued expenses	1,710	303
Amount due factor	—	869
Due to related parties	71	77
Current portion of deferred taxes	96	—
Current maturities of related party notes	70	467
Current maturities of long-term debt	250	792
Warrant obligation	—	206
Total current liabilities	11,207	5,991
Deferred rent liability	53	58
Deferred taxes, net of current portion	127	—
Related party notes, net of current maturities	67	137
Long-term debt, net of current maturities	3,454	2,637
Total liabilities	14,908	8,823
Commitments and contingencies (Note 9)
Redeemable contributed capital	—	5,886
Stockholders’ and members’ equity (deficit)
Preferred stock, 5,000,000 shares authorized and zero issued and outstanding	—	—
Class A common stock, 7,000,000 authorized and 2,700,000 issued and outstanding	3	—
Class B common stock, 1,000 authorized and 10 issued and outstanding	—	—
Additional paid in capital	10,803	2,280
Due from member	—	(36)
Stock-based compensation	174	—
Accumulated deficit	(3,467)	(2,871)
Total stockholders’ and members’ equity (deficit)	7,513	(627)
Non-controlling interests	11,711	—
Total equity (deficit)	19,224	(627)
Total liabilities, redeemable contributed capital, stockholders’ and members’ equity	$34,132	$14,082

See accompanying notes to consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended June 30,
	2013	2012
Sales	$17,587	$13,145
Less excise tax	(425)	(456)
Net sales	17,162	12,689
Cost of sales	11,496	9,618
Gross profit	5,666	3,071
Operating expenses:
Sales and marketing	3,435	2,009
General and administrative	2,098	572
Non-recurring	284	—
Stock-based compensation	174	—
Bulk wine sales, net loss	30	46
Sale of assets, net loss (gain)	18	(7)
Total operating expenses	6,039	2,620
Income (loss) from operations	(373)	451
Other income (expense):
Interest expense	(356)	(464)
Brokerage fees	—	50
Changes in fair value for warrant and interest rate swap	120	(10)
Gain (loss) on foreign currency	(10)	—
Total other income (expense)	(246)	(424)
Income (loss) before income taxes	(619)	27
Income tax expense	2	1
Net income (loss) attributable to the controlling and the non-controlling interests	(621)	$26
Less: Net loss (income) attributable to non-controlling interest: The Wine Spies, LLC	25
Less: Net loss (income) attributable to non-controlling interest: H.D.D. LLC	596
Net income attributable to Truett-Hurst, Inc.	$—

See accompanying notes to consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

CONSOLIDATED STATEMENTS OF REDEEMABLE CONTRIBUTED CAPITAL, STOCKHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Redeemable Contributed Capital	Class A		Class B		Stock-based Compensation	Contributed Capital	Additional Paid In Capital	Due From Member	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balances at June 30, 2011	6,246	—	$—	—	$—	$—	$—	$—	$(643)	$(2,897)	$—	$(3,541)
Capital contributions	—	—	—	—	—	—	2,280	—	—	—	—	2,280
Members exercise of put right for cash	(150)	—	—	—	—	—	—	—	—	—	—	—
Member exercise of put right for note to related party	(210)	—	—	—	—	—	—	—	—	—	—	—
Capital contriubtions in excahnge for accounts receivable	—	—	—	—	—	—	—	—	8	—	—	8
Capital contributions in exchange for inventory	—	—	—	—	—	—	—	—	357	—	—	357
Capital contributions in exchange for rent owned	—	—	—	—	—	—	—	—	243	—	—	243
Net income (loss)	—	—	—	—	—	—	—	—	—	26	—	26
Balances at June 30, 2012	5,886	—	$—	—	$—	$—	$2,280	$—	$(36)	$(2,871)	$—	$(627)
Recharacterization of contributed capital resulting from termination of Buy-Sale Agreement	(5,886)	—	—	—	—	—	5,886	—	—	—	—	5,886
Capital contributions in exchange for rent owed	—	—	—	—	—	—	—	—	36	—	—	36
Exchange of LLC units	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercise	—	—	—	—	—	—	695	—	—	—	—	695
Stock-based compensation expense	—	—	—	—	—	174	—	—	—	—	—	174
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	300	300
Net income (loss)	—	—	—	—	—	—	—	—	—	(596)	—	(596)
Balances at June 25, 2013	—	—	$—	—	$—	$174	$8,861	$—	$—	$(3,467)	$300	$5,868
Balances at June 26, 2013	—	—	—	—	—	—	—	—	—	—	—	—
Sale of Class A common stock (IPO), net of $1.6 million issuance costs	—	2,700,000	3	—	—	—	—	13,576	—	—	—	13,579
Issuance of Class B common stock	—	—	—	10	—	—	—	—	—	—	—	—
Recharacterization of contributed capital	—	—	—	—	—	—	(8,861)	8,861	—	—	—	—
Initial allocation of non-controlling interest in H.D.D. LLC	—	—	—	—	—	—	—	(11,411)	—	—	11,411	—
Record allocation of deferred tax liability	—	—	—	—	—	—	—	(223)	—	—	—	(223)
Balances at June 30, 2013	—	2,700,000	$3	10	$—	$174	$—	$10,803	$—	$(3,467)	$11,711	$19,224

See accompanying notes to consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(621)	$26
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	479	108
Non-controlling interest – The Wine Spies, LLC	25	—
Gain on sale of assets	—	(7)
Deferred rent	(5)	20
Warrant revaluation	(10)	10
Contributed rent	36	243
Gain in fair value of interest rate swap	(110)	—
Stock-based compensation	174	—
Changes in operating assets and liabilities, net
Accounts receivable	(1,558)	(311)
Inventories	(6,369)	(2,779)
Bulk wine deposit	333	(333)
Other assets	(124)	(103)
Accounts payable	610	608
Accrued expenses	1,407	206
Net cash used in operating activities	(5,733)	(2,311)
Cash flows from investing activities:
Acquisition of property and equipment	(637)	(266)
Acquisition of intangible and other assets	(252)	(42)
Acquisition of The Wine Spies, LLC	(349)	—
Disposal of assets	37	—
Proceeds from sale of assets	—	7
Net cash used in investing activities	(1,201)	(301)
Cash flows from financing activities:
Net proceeds from (repayments on) line of credit	5,123	(235)
Payments to related parties	(6)	(176)
Proceeds from related party notes	350	150
Payments on related party notes	(817)	(306)
Proceeds from long-term debt	3,882	100
Payments on long-term debt	(3,607)	(223)
Proceeds from amount due factor	—	2,579
Payments on amount due factor	(869)	(1,710)
Member exercise of put right	—	(150)
Proceeds from exercise of warrant	499	—

See accompanying notes to consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(In thousands)

	Years Ended June 30,
	2013	2012
Proceeds from sale of Class A common stock (IPO)	15,143	—
Payment of issuance costs associated with IPO	(1,567)	—
Issuance of Class A common stock (IPO)	3	—
Member contributions for members’ equity and warrant	—	2,475
Net cash provided by financing activities	18,134	2,505
Net increase (decrease) in cash	11,200	(107)
Cash at beginning of year	167	274
Cash at end of year	$11,367	$167
Supplemental disclosure of cash flow information:
Interest paid during year	$343	$546
Income taxes paid during year, net of refunds	$2	$1
Supplemental disclosure of non-cash transactions
Contributed inventory for membership interest	$—	$357
Contributed rent for membership interest	$36	$243
Contributed net operating receivables for membership interest	$—	$8
Note issued to member for exercise of put right	$—	$210
Fair value of warrant	$—	$(196)
Fair value of warrant upon exercise	$196	$—
Recharacterization of contributed capital	$5,886	$—
Fair value of swap	$110	$—
Foreign exchange	$10	$—
Stock-based compensation	$174	$—
Acquisition of equipment	$8	$—
Gain on exercise of warrant	$10

See accompanying notes to consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 1 — BUSINESS

Business

Truett-Hurst, Inc. is a holding company formed in Delaware and its sole asset is the controlling member equity interest in H.D.D. LLC (“LLC”). Unless the context suggests otherwise, references in this report to “Truett-Hurst, Inc.,” the “Company,” “we,” “us” and “our” refer (1) prior to the June 2013 initial public offering (“IPO”) of Truett-Hurst Inc. and related transactions, to the LLC and (2) after our IPO and related transactions, to Truett-Hurst Inc. We refer to The Wine Spies, LLC as Wine Spies.

On June 19, 2013, a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) relating to shares of Class A common stock of the Corporation to be offered and sold in the IPO was declared effective. On June 25, 2013, we completed the IPO of 2,700,000 shares of Class A common stock at a public offering price of $6.00 per share.

The fiscal 2013 results referred to in these consolidated financial statements represent results on a consolidated basis that includes both the results of the Truett-Hurst, Inc. with those of the LLC and provide a full-year presentation for comparability purposes. The LLC’s period is from July 1, 2012 to June 25, 2013 and Truett-Hurst, Inc.’s period is from June 26, 2013 to June 30, 2013. However, the following discussion represents the LLC for fiscal periods ended June 30, 2013 and 2012, our IPO closed on June 25, 2013, and the five-day period is deemed immaterial. The activities undertaken by Truett-Hurst, Inc. since its inception were limited to its formation, granting of restricted stock to a key employee and a key non-employee and the IPO.

We operate and control all of the business and affairs and consolidate the financial results of the LLC. In addition, pursuant to the limited liability company agreement of the LLC, we have the right to determine when distributions will be made to the members of the LLC and the amount of any such distributions. If we authorize a distribution, such distribution will be made to the members of the LLC pro rata in accordance with the percentages of their respective limited liability company interests.

Formation Transactions

On June 19, 2013, the limited liability company agreement of the LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that we refer to as “LLC Units.” We entered into an exchange agreement under which the existing owners have the right to exchange their LLC Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

As of June 30, 2013 there were 4,102,644 LLC Units held by parties other than Truett-Hurst Inc. which upon exercise of the right to exchange would exchange for 4,102,644 shares of Class A common stock. There were no LLC units exchanged as of June 30, 2013.

In connection with the IPO, one share of Class B common stock was distributed to each existing holder of LLC Units, each of which provides its owner with no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to our stockholders for each LLC Unit held by such holder. Holders of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 1 — BUSINESS  – (continued)

Our existing owners control approximately 61% of the combined voting power of our outstanding Class A common stock and a 100% of our Class B common stock. Accordingly, our existing owners have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs.

The LLC Agreement provides that substantially all expenses incurred by or attributable to us (such as expenses incurred in connection with the IPO), but not including obligations incurred under the Tax Receivable Agreement, our income tax expenses and payments on indebtedness incurred by us, are to be borne by the LLC.

The tax receivable agreement with our existing owners that provides for the payment by Truett-Hurst, Inc. to our existing owners of 90% of the amount of the benefits, if any, that Truett-Hurst, Inc. is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of Truett-Hurst, Inc. and not of the LLC.

Initial Public Offering

The following table summarizes the proceeds and use of proceeds from the IPO as of June 30, 2013:

(in thousands, except share data)
Truett-Hurst, Inc.
Gross proceeds from 2,700,000 Class A common shares	$16,200
Use of Proceeds:
Purchase of H.D.D. LLC, newly issued LLC Units from existing owners and management	(15,143)
Placement agent fee	(1,057)
Truett-Hurst Inc. proceeds	$—
H.D.D. LLC
Proceeds from sale of LLC units to Truett-Hurst, Inc.	$15,143
Use of Proceeds:
Debt repayment	(1,648)
H.D.D. LLC proceeds	$13,495

As of June 30, 2013, we caused the LLC to use approximately $1.6 million of the $15.1 million IPO net proceeds from the sale of such newly-issued LLC Units to repay outstanding indebtedness and related IPO expenses. In addition, we paid approximately $1.1 million in underwriting fees from gross IPO proceeds.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, enacted on April 5, 2012 (“JOBS Act”). For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding stockholder advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 1 — BUSINESS  – (continued)

The JOBS Act also provides that an “emerging growth company” can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.”

NOTE 2 — SUMMARY OF CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include inventory valuation, equity-based compensation, contingencies, income tax and deferred tax asset and liability valuation and fair value measurements for goodwill and other long-lived assets used in our initial recording and evaluation of impairment for such assets. We base our estimates on historical experience and on various other assumptions that management believes are reasonable under the given circumstances. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of our consolidated financial statements for continued reasonableness. We prospectively apply appropriate adjustments, if any, to our estimates based upon our periodic evaluation.

Reclassifications

Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported consolidated results of operations.

Critical Accounting Policies

Liquidity and Capital Resources

The terms of our credit facility require, among other things, compliance with certain financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually). As of June 30, 2013, we were in compliance with all of our financial covenants related to our credit facility.

Accounts Receivable

Accounts receivable consists primarily of trade receivables from customers. We review accounts receivable regularly and make estimates for allowance for doubtful accounts when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness, and current economic trends. Bad debts are written off after all collection efforts have ceased. We generally do not require collateral from our customers. We do not accrue interest on past-due amounts. An allowance for doubtful accounts was not recorded for fiscal 2013 or 2012, as bad debts have historically been negligible.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 2 — SUMMARY OF CRITICAL ACCOUNTING POLICIES  – (continued)

Inventories

Inventories consist primarily of bulk and bottled wine, capitalized cultural costs, merchandise and purchased grapes valued at the lower of cost or market using the first-in, first-out or specific identification method. In accordance with general wine industry practice, bulk and bottled wine inventories are included in current assets, although a portion of such inventories may be aged for a period longer than one year.

Costs related to growing grapes on our vineyard are reflected in inventories as capitalized cultural costs. Upon completion of the harvest, these costs are included in bulk wine. Costs associated with winemaking and the production of wine are reflected in inventories as bulk wine until the wine has been bottled and is available for sale.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the useful lives of the asset, principally twenty to forty years for building and improvements, five years for machinery and equipment, seven to fifteen years for vineyard development, ten to twenty years for vineyard equipment, five to ten years for furniture and fixtures, the shorter of estimated useful life or lease term, generally five years for leasehold improvements and five years for vehicles. Costs incurred in developing vineyards are capitalized and depreciation commences when the related vineyard becomes commercially productive.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included as a component of income (loss) from operations.

Impairment of Long-lived Assets

We review our long-lived assets, annually, for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use April 1 as our annual impairment test measurement date. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted cash flows, an impairment loss is recognized to the extent that the carrying value of the asset exceeds its fair value.

There were no events occurring for the years ended June 30, 2013 and 2012 which required an assessment of impairment.

Goodwill and Intangible Assets

We review our goodwill and indefinite lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use April 1 as our annual impairment test measurement date. As of March 31, 2013, we have goodwill from the purchase of Wine Spies, in August 2012. Similar to our indefinite lived intangibles, goodwill is tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Indefinite lived intangible assets consist primarily of trademarks. Intangible assets determined to have a finite life are amortized over their estimated useful lives, principally four years for the customer lists and non-compete agreement, five years for proprietary technology and ten years for the trademark. Patents will be amortized over their estimated legal lives.

There were no impairments of goodwill, indefinite lived intangible or finite lived assets during the years ended June 30, 2013 and 2012, respectively. Additionally, there were no events occurring as of or for the years ended June 30, 2013 and 2012 which required an assessment of impairment.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 2 — SUMMARY OF CRITICAL ACCOUNTING POLICIES  – (continued)

Other Assets

Other assets are amortized over their estimated useful lives, principally five years for label design costs, ten years for loan fees, ten years for lease costs – related party, and five years for website design costs.

Revenue Recognition

We recognize wine sales when the product is shipped and title passes to the customer. Our standard terms are ‘FOB’ shipping point, with no customer acceptance provisions. The cost of price promotions and discounts are treated as reductions of sales. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Net sales from items sold through our retail locations are recognized at the time of sale.

Sales Discounts and Depletion Allowances

We record sales discounts and depletion allowances as a reduction of sales. For the fiscal years ended June 30, 2013 and 2012, sales discounts and depletion allowances totaled $1.4 million and $1.0 million, respectively.

Cost of Sales

Cost of sales includes costs associated with grape growing, external grape, bulk wine and finished goods purchases, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, purchasing and receiving costs and certain warehousing costs. No further costs are allocated to inventory once the product is bottled and available for sale.

Expense Allocation

Prior to the close of the IPO, our existing owners, several of whom are directors and/or officers, executed an amended and restated the LLC operating agreement. Accordingly, Truett-Hurst, Inc. operates and controls all of the business and affairs of the LLC and, through the LLC and its operating entity subsidiaries, conducts our business. In addition, the LLC Operating Agreement provides that substantially all expenses incurred by or attributable to our company (such as expenses incurred in connection with the IPO), income tax expenses and payments on indebtedness are borne by the LLC.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of costs for non-manufacturing personnel, advertising and other marketing promotions. Advertising costs are expensed as incurred. For years ended June 30, 2013 and 2012, advertising expense totaled approximately $0.06 and $0.05 million, respectively.

General and Administrative Expenses

General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions.

Shipping and Handling Fees and Costs

We report the amounts billed to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as a sales and marketing expense. Our gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of sales. For the years ended June 30, 2013 and 2012, shipping and handling costs were $0.6 million and $0.4 million, respectively.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 2 — SUMMARY OF CRITICAL ACCOUNTING POLICIES  – (continued)

Income Tax and Deferred Tax Asset Valuation

The LLC is treated as a partnership under the Internal Revenue Code of 1986, as amended (the “Code”). The members separately account for their pro-rata share of income, deductions, losses, and credits. Therefore, no provision is made for the LLC’s share of net income (loss) in the consolidated financial statements for liabilities for federal, state, or local income taxes since such liabilities are the responsibility of the individual members.

As of June 30, 2013, there are no material uncertain tax positions and we expect no major changes in next 12 months. We file income tax returns in the U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2009.

The provision for income taxes is calculated using the liability method of accounting. Under the liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. When we do not believe the realization of a deferred tax asset is likely, we record a valuation allowance. The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax assets will be realized.

We are subject to income taxes in the U.S. and state jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Accounting for income tax uncertainties requires a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized upon settlement.

We adjust the reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions as well as related interest and penalties.

Stock-Based Compensation

Stock-based compensation is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 — Compensation — Stock Compensation (“ASC Topic 718”). ASC Topic 718 requires the measurement of compensation for stock-based awards based on the estimated fair values at the grant date for equity classified awards and the recognition of the related compensation expense over the appropriate vesting period. Under ASC Topic 718, compensation expense is based, among other things, on (i) the classification of an award, (ii) assumptions relating to fair value measurement such as the value of the stock of Truett-Hurst and its volatility, the expected term of the award and forfeiture rates, and (iii) whether performance criteria, if any, have been met. We use both internal and external data to assess compensation expense. Changes in these estimates could significantly impact stock based compensation expense in the future. The expected term of the option is based upon the contractual term, expected employee exercise and expected post-vesting employment termination behavior.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 2 — SUMMARY OF CRITICAL ACCOUNTING POLICIES  – (continued)

We account for equity instruments issued to non-employees in accordance with FASB ASC Topic 505-50, Equity Based Payments to Non-Employees. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic market adjustments as the underlying equity instruments vest.

Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and we do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our consolidated financial condition or the consolidated results of our operations.

NOTE 3 — ACCOUNTS RECEIVABLE PLEDGED UNDER FACTORING AGREEMENT

In November 2011, January 2012 and April 2012, we entered into three agreements with a factor borrowing a total of $2.6 million in order to finance three transactions with a vendor. We agreed to assign and sell receivables related to these transactions to the factor at a rate of 100% of each receivable plus 1.25% per month of the unpaid principal amount of the loan. We were fully and unconditionally liable for the principal and interest on the loan; therefore, we accounted for the transfer of receivables as a secured financing. Interest expense includes finance costs associated with factoring activities.

With the addition of John D. Fruth to our board of directors the factor agreement became a related party agreement. The April 2012 agreement for the amount due of $0.9 million as of June 30, 2012 was paid subsequent to year end. Interest of $0.07 million was paid under these agreements for the year ended June 30, 2012. For the year ended June 30, 2013, we paid $0.03 million in interest under the agreement.

NOTE 4 — INVENTORIES

Inventories consisted of the following:

	June 30,
	2013	2012
	(in thousands)
Bulk wine	$6,245	$3,181
Bottled wine	6,688	3,343
Merchandise and other	165	244
Capitalized cultural costs	124	84
	$13,222	$6,852

NOTE 5 — OTHER CURRENT ASSETS

Other current assets as of June 30, 2013 include the fair market value of the interest rate swap for $0.1 million and other prepaid amounts of $0.1 million.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 6 — PROPERTY AND EQUIPMENT, net

Property and equipment consisted of the following:

	June 30,
	2013	2012
	(in thousands)
Land and land improvements	$2,804	$2,804
Building and improvements	1,740	1,636
Machinery and equipment	960	475
Vineyard development	353	353
Vineyard equipment	330	330
Furniture and fixtures	158	131
Leasehold improvements	66	65
Vehicles	77	49
	6,488	5,843
Less accumulated depreciation and amortization	(1,105)	(760)
Total fixed assets	$5,383	$5,083

Total depreciation and amortization for the fiscal years ended June 30, 2013 and 2012 totaled approximately $0.3 million and $0.2 million, respectively.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, net

In August 2012, we entered into a membership purchase interest agreement with an individual to purchase a 50% interest in The Wine Spies, LLC, to further develop our presence in on-line wine sales. The acquisition has been accounted for as a business combination and we have recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management and totaled $0.5 million. The intangibles are being amortized over their estimated lives ranging from four to ten years. We recorded the excess of consideration transferred over the aggregate fair values as goodwill in the amount of $0.1 million. We hold three of the four management control positions and therefore have consolidated the business as of the acquisition date. Non-controlling interest is shown in the consolidated financial statements. The purchase consideration was $0.3 million; consisting of cash and a non-interest bearing note, which was paid in full March 1, 2013.

Intangible asset balances are summarized as follows:

	June 30,
	2013	2012
	(in thousands)
Finite lives:
Customer lists	$213	$—
Trademarks	169	—
Proprietary technology	95	—
Non-compete agreement	38	—
Patent	25	—
	540	—
Less accumulated amortization	(91)	—
	449	—
Indefinite lives:
Trademarks	257	235
	$706	$235

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, net  – (continued)

Amortization expense of intangible assets and other assets was $0.1 million and $0.02 million for the years ended June 30, 2013 and 2012, respectively. Expected future amortization expense on intangible assets and other assets as of June 30, 2013 is as follows:

Years ending June 30: (in thousands)
2014	$148
2015	148
2016	148
2017	82
2018	43
Thereafter	138
$707

NOTE 8 — OTHER ASSETS, net

Other assets consist of the following:

	June 30,
	2013	2012
	(in thousands)
Label design costs	$218	$81
Loan fees	18	28
Lease costs – related party	23	23
Website design costs	41	30
Other	1	10
	301	172
Less accumulated amortization	(42)	(30)
	$259	$142

As of June 30, 2013 and June 30, 2012, we had $0.05 million and zero of label design impairment expense, respectively.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Leases

During the third quarter of fiscal 2013, we entered into an agreement for the purpose of leasing a copier. The lease minimum rental is $195 per month plus additional charges for service and images. The lease agreement is for a term of 36 months and expires January 3, 2016.

Credit Facilities

We had a $2.0 million line of credit with interest payable monthly at the bank’s stated lending rate plus 1.5%. The interest rate in effect at June 30, 2012 was 6.5%. The line of credit matured on June 30, 2012 and was collateralized by substantially all of our assets. The amount outstanding on the line of credit at June 30, 2012 was $1.8 million. The terms of the agreement required compliance with certain financial and non-financial covenants. At June 30, 2012, we were not in compliance with the covenant to maintain a minimum net income of $0.2 million for the twelve months ended December 31, 2011. The bank extended the maturity date in order to allow us to finalize a new financing facility with a different bank. In July 2012, the line of credit was paid in full.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 9 — COMMITMENTS AND CONTINGENCIES  – (continued)

On July 16, 2012, we executed credit facilities with a new bank totaling $13.0 million to provide funds for working capital needs, to refinance existing debt, and to purchase new equipment. The credit facilities are collateralized by substantially all of our assets, require compliance with certain financial covenants and are guaranteed by certain equity members. The facilities include a line of credit for $9.0 million that was funded in July 2012, that carries an interest rate of 1.75% above LIBOR and is due on or before May 31, 2014; $0.1 million to fund previously purchased capital equipment that was funded in August 2012 at a fixed interest rate of 3.75% and due on January 15, 2018; an incremental $0.4 million capital equipment line to purchase new equipment that was funded in January 2013 at a fixed rate of interest of 3.75% and is due on January 15, 2018; a $0.1 million foreign exchange facility that has not yet been funded, that carries a 10% credit percentage and allows us to enter into any spot or forward transaction to purchase from or sell to the bank a foreign currency and is due on or before May 31, 2014; and a real estate loan for $3.4 million that was funded in August 2012, that carries an interest rate of 2.25% above LIBOR. These funds were used to settle $5.5 million of amounts due in the June 30, 2012 consolidated financial statements as described above.

As of September 30, 2012 and December 31, 2012, we were not in compliance with certain financial covenants included in our credit facility. In March 2013, in connection with the bank issuance of a waiver for the financial covenants, we amended and restated a member warrant to allow for the immediate exercise of the warrant for a 3% member interest. The original common stock warrant, issued in May 2012, was for 20% of the contributed members’ equity interest equal to $0.5 million. The obligation was satisfied with the exercise of the warrant in March 2013 for $0.5 million.

Additionally, $0.7 million in related party obligations was subordinated and $0.4 million of newly issued, convertible, subordinated debt was received from four of our members. The debt bears interest at 10% per annum, with interest and principal due the earlier of March 1, 2014. Upon completion of the IPO on June 25, 2013, all amounts were released from subordination and paid in full.

As of March 31, 2013, we were not in compliance with the minimum current assets to current liabilities or the debt to effective tangible net worth ratios. In May 2013, as a condition of receiving a waiver from Bank of the West, our members deposited cash totaling $1.0 million into an escrow account and a member made an in kind contribution of inventory valued at $0.3 million to cure the breach of financial covenants. A third party contributed funds into the escrow account in the amount of $0.1 million for the right to purchase either securities through the IPO or an interest in H.D.D. LLC.

Upon completion of the IPO on June 25, 2013, the bank released the funds and in kind contribution to our LLC members. As of June 30, 2013, we were in compliance with all negative and financial covenants: minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually).

Notes Payable

In connection with the waiver we received from Bank of the West in March 2013, we executed convertible subordinated notes payable to Daniel A. Carroll, director of the LLC and Truett-Hurst, Inc., and Stasia Obremskey, as trustees of the Carroll-Obremskey Trust, a member of the LLC, Phillip L. Hurst, director and CEO of the LLC and Truett-Hurst, Inc., and Sylvia M. Hurst, as trustees of the Hurst Trust, a member of the LLC, Heath E. Dolan, director of the LLC and Truett-Hurst, Inc., and Robin A. Dolan, as trustees of the Dolan 2005 Trust, a member of the LLC, and Paul E. Dolan, III, director of the LLC and Truett-Hurst, Inc., as trustee of the Dolan 2003 Trust, a member of the LLC, in exchange for their contributions of $0.2 million, $0.2 million, $0.03 million and $0.03 million, respectively, bearing interest at a rate of 10% per annum with interest and principal due on March 1, 2014. Upon completion of the IPO on June 25, 2013, all amounts were released from subordination and paid in full.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 9 — COMMITMENTS AND CONTINGENCIES  – (continued)

We executed a $0.2 million unsecured promissory note payable to Mark De Meulenaere, a member of the LLC, in connection with our repurchase of his Put Interest. The note bears interest at 4.5% per annum and is payable monthly in principal and interest payments of $6,245, with any unpaid principal and interest due and payable on May 3, 2015.

In connection with his departure from Winery Exchange Inc. and the termination of his non-compete agreement, we agreed to reimburse Phil Hurst, director and CEO of the LLC and Truett-Hurst, Inc., in the amount of $0.3 million, payable monthly in principal and interest payments of $12,556. This amount accrued interest at a rate of 0.43% per annum and matured in November 2012. All amounts due under this agreement have been paid in full.

We executed a $0.4 million note payable to Messrs. Hurst, director and CEO of the LLC and Truett-Hurst, Inc., Paul Dolan and Heath Dolan, both directors of the LLC and Truett-Hurst, Inc., in connection with operating capital needs. The note bore interest at 6.5% per annum, with the entire principal balance and unpaid accrued interest due and payable on June 30, 2012. The note was paid in full with funds borrowed under the Bank of the West Loan.

Other Notes Payable.  In connection with our purchase of a 50% interest in The Wine Spies, we executed a note payable in the amount of $0.05 million, which matured on March 1, 2013 and carried no interest. The note was paid in full on March 1, 2013.

Borrowings

Borrowings consisted of the following (in thousands, except payments in footnotes):

	June 30,
	2013	2012
	(in thousands)
Long term debt:
Note 1(1)	$—	$2,687
Note 2(2)	—	600
Note 3(3)	—	8
Note 4(4)	—	41
Note 5(5)	—	12
Note 6(6)	—	81
Note 7(7)	3,257	—
Note 8(8)	117	—
Note 9(9)	330	—
Total bank notes payable	3,704	3,429
Less current maturities	(250)	(792)
Total long term debt	$3,454	$2,637

(1)	Note payable to a bank; collateralized by a deed of trust on property, payable monthly in principal and interest payments of $19,765 through December 31, 2012 at a 7% fixed rate of interest; variable interest rate thereafter at prime plus 3.25% maturing December 2017.
(2)	Note payable to a bank; collateralized by a deed of trust on property; payable monthly in principal and interest payments $5,000; matures June 2012; variable interest rate of prime plus 1% with a floor of 6.5%. Bank extended maturity date until financing secured with new bank.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 9 — COMMITMENTS AND CONTINGENCIES  – (continued)

(3)	Auto loan; collateralized by vehicle; payable monthly in principal payments of $741; matured May 2013; interest free. Paid in full during fiscal 2013.
(4)	Note payable to a bank; collateralized by a deed of trust on property and equipment; payable monthly in principal payments of $1,944 plus interest; matures December 2013; variable interest rate of prime plus 1% with a floor of 6.5%, 6.5% at June 30, 2012.
(5)	Note payable to a bank; collateralized by a deed of trust on property and equipment; payable monthly in principal payments of $1,662 plus interest; matured February 2013; variable interest rate of prime plus 1% with a floor of 6.5%, 6.5% at June 30, 2012.
(6)	Note payable to a bank; collateralized by a deed of trust on property; payable in four principal and interest payments of $2,777 and one final principal and interest payment of $89,390, matures June 2012; variable interest rate of prime plus 1% with a floor of 6.5%, 6.5% at June 30, 2012. Bank extended maturity date until financing secured with new bank.
(7)	Note payable to a bank, collateralized by a deed of trust on property payable monthly in principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.
(8)	Note payable to a bank, collateralized by equipment payable monthly with principal and interest payments of $4,226, matures November 1, 2015; at 3.75% interest.
(9)	Note payable to a bank, collateralized by equipment payable monthly with principal and interest payments of $6,535, matures January 15, 2018; at 3.75% interest.

Future principal and interest payments for the long-term debt as of June 30, 2013 are as follows:

Years ending June 30: (in thousands)
2014	$250
2015	254
2016	229
2017	210
2018	180
Thereafter	2,581
3,704
Add: Estimated interest	984
Total	$4,688

Related Party Transactions

In February 2011, a new member contributed cash and assets valued at $2.8 million for a 27.23% Class A membership including a due from member of $0.8 million.

On February 8, 2011, we entered into an agreement with this member to lease a tasting room and winery. The lease is for five years, commencing on March 1, 2011 and ending on February 29, 2016, and contains one option to extend for an additional period of five years. We have the right of first refusal in the event the related party desires to sell the leased property. Annual rent for the tasting room is $0.1 million, due monthly. Rent for the winery is $0.01 million per month from March 1, 2011 to August 31, 2011, and beginning on September 1, 2011, annual rent for the winery is $0.2 million. The winery rent is subject to adjustment based on the actual number of cases produced each year; however, future payments are based on a minimum number of cases, as specified in the agreement. Beginning on September 1, 2012 and annually thereafter, tasting room and winery rent is increased by 3%. Lease expense is accounted for on a straight-line basis. Future lease payment commitments total approximately $0.8 million.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 9 — COMMITMENTS AND CONTINGENCIES  – (continued)

For fiscal years ended June 30, 2013 and 2012, $0.04 million and $0.2 million, respectively, of lease payments were applied to reduce the due from member. The entire due from member has been settled as of June 30, 2013. Lease costs to a related party of $0.02 million were capitalized and are being amortized over the lease term. Lease expense for the years ended June 30, 2013 and 2012, was $0.3 million for both periods.

Notes to related parties consisted of the following:

	June 30,
	2013	2012
	(in thousands)
Related party notes:
Note 1(1)	$137	$204
Note 2(2)	—	350
Note 3(3)	—	50
Total related party notes	137	604
Less current maturities	(70)	(467)
Total related party notes	$67	$137

(1)	Note payable to a member for the repurchase of a certain percentage of their ownership interest in the LLC; pursuant to exercise of put right; unsecured; payable monthly in principal and interest payments of $6,245; matures in May 2015, at which time a lump sum payment for any remaining principal and interest is due; fixed interest rate of 4.5% at June 30, 2012 and 2013.
(2)	Note payable to members; unsecured; payable in one lump sum payment of interest and principal of $0.4 million; matures June 2012; variable interest rate of prime plus 1% with a floor of 6.5%, 6.5% at June 30, 2012.
(3)	Note payable to reimburse a member for right to market expense; unsecured; payable monthly in principal and interest payments of $12,556; matures November 2012; fixed interest rate of .43% at June 30, 2012.

Future principal and interest payments for the related party notes as of June 30, 2013 are as follows:

Years ending June 30: (in thousands)
2014	$70
2015	67
137
Add: Estimated interest	7
Total	$144

We had interest payments to members for amounts that were borrowed in connection with the original funding, as well as the related party notes described above of $0.03 million and $0.07 million for the years ended June 30, 2013 and 2012, respectively. In December 2010, $2.7 million, the remaining amounts borrowed from members for the original funding, was converted to members’ equity. As of June 30, 2011, $0.09 million of interest is recorded in due to related parties and was fully paid in the year ended June 30, 2012. Interest due to members as of June 30, 2013 was $515.

During the years ended June 30, 2013 and 2012 we paid members $0.6 million and $0.3 million, respectively, for services rendered related to management duties.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 9 — COMMITMENTS AND CONTINGENCIES  – (continued)

Supply Contract

On February 26, 2013, we executed a supply of goods agreement for our paper wine bottle. The terms of the agreement is seven years and the minimum purchase commitment for the first two years is $0.8 million for each year. Minimum purchase amounts for years three through seven are to be agreed upon six months before the commencement of each of those years, respectively. Under the terms of this arrangement, we have exclusive rights to certain geographic regions, as long as minimum purchase levels are maintained. Additionally, the agreement commits us to an annual marketing spend of the lesser of 5% of our net sales of wine supplied in the products, or $1.0 million. Future commitments for finished goods total approximately $4.7 million.

We enter into short and long-term contracts to supply a portion of our future grapes, bulk wine and finished goods inventory requirements with third parties and related party growers. Future minimum inventory commitments at June 30, 2013 are as follows:

Years ending June 30:	Third Parties	Related Parties	Total
	(in thousands)
2014	$3,460	$1,102	$4,562
2015	2,934	1,070	4,004
2016	2,726	226	2,952
2017	357	2	359
Totals	$9,477	$2,400	$11,877

Grape, bulk wine, and finished goods inventory purchases under the agreements with related parties totaled $1.4 million and $0.8 million for the years ended June 30, 2013 and 2012, respectively. Amounts due to members for grapes purchased totaling $0.07 million and $0.1 million are included in due to related parties as of June 30, 2013 and 2012, respectively.

Litigation

We may be subject to various litigation matters arising in the ordinary course of business from time to time. However, we are not aware of any current pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows.

Guarantees

From time to time we enter into certain types of contracts that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises, (ii) certain agreements with our officers, directors, and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship, (iii) contracts under which we may be required to indemnify customers against third-party claims that our product infringes a patent, copyright, or other intellectual property right, and (iv) procurement or license agreements, under which we may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from our acts or omissions with respect to the supplied products or technology.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 9 — COMMITMENTS AND CONTINGENCIES  – (continued)

Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been required to make payments under these obligations, and no liabilities have been recorded for these obligations on our balance sheets.

NOTE 10 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,
	2013	2012
	(in thousands)
IPO related fees	$999	$—
Accrued bulk wine	331	137
Other	173	98
Personnel	163	20
Wine futures	32	16
Accrued interest	12	32
Totals	$1,710	$303

NOTE 11 — FIRST RIGHT OF REFUSAL, CO-SALE and BUY-SELL

In connection with a First Right of Refusal, Co-Sale and Buy-Sell agreement executed in June 2008 (Buy-Sell) we established certain triggering events whereby we and certain members would have the option to purchase the affected members interest upon the occurrence of certain defined events. In addition, the Buy-Sell granted to certain members a put right, whereby commencing on the 5th anniversary of the agreement (June 2013), any affected member would be able to redeem their membership interest by putting it back to us for a purchase price of fair market value.

We have determined that all of the contributed capital that was received from affected members while the Buy-Sell was in effect should be considered temporary equity and is classified as redeemable contributed capital on the consolidated balance sheets as of June 30, 2011 and 2012. The Buy-Sell was terminated in December 2012.

The put right is considered a liability. Management has determined that the put right has negligible inherent value and therefore has recorded no liability in the consolidated balance sheet as of June 30, 2011. The put right was amended in May 2012 to grant a member the right to immediately exercise his put right (representing 3% of the total Company as of this date) and to eliminate the put right for all other members prior to it becoming exercisable. Concurrent with this amendment, the member immediately exercised his put right (representing 3% of the total Company as of this date) and received $0.2 million of cash and a note for $0.2 million.

NOTE 12 — STOCKHOLDERS’ and MEMBERS’ EQUITY

Deferred offering costs

We comply with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Deferred offering costs of approximately $1.6 million consisted principally of legal, accounting, and printing fees incurred through the date of the Offering. These costs, together with the underwriter discount, were charged to capital upon the completion of the Offering.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 12 — STOCKHOLDERS’ and MEMBERS’ EQUITY  – (continued)

Current Stockholders’ Equity Structure

Refer to the description of the IPO and formation transactions described in Note 1 for further information regarding our current capital structure. Our authorized capital stock consists of 7,000,000 shares of Class A common stock, par value $.01 per share, 1,000 shares of Class B common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share.

As of June 30, 2013, there are 2,952,000 shares of Class A common stock issued and outstanding, including 252,000 shares of restricted stock granted to a certain officer and key personnel. No preferred stock has been issued.

After giving effect to the IPO and formation transactions, we will have 7,054,644 shares of Class A common stock outstanding (assumes conversion of 4,102,644 LLC Units and the vesting and issuance of 252,000 shares of restricted stock.

In connection with the IPO, one share of Class B common stock of Truett-Hurst, Inc. was distributed to each existing holder of LLC Units, each of which provides its owner with no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to stockholders of Truett-Hurst, Inc. for each LLC Unit held by such holder.

Capital Transactions

In February 2011, a new member agreed to contribute $2.8 million for a 27.23% Class A membership interest to be funded as follows: cash totaling $0.7 million; inventories valued at $1.1 million; trademarks valued at $0.2 million and due from member of $0.8 million. During the year ended June 30, 2011, the due from member amount was reduced by the exchange of inventory and exchange for rent owed of $0.1 million. During the year ended June 30, 2012, the due from member amount was reduced by the exchange of inventory, rent owed, and in exchange for accounts receivable of $0.6 million. As of June 30, 2011 and 2012, $0.6 million and $0.04 million, respectively, of this member contribution remained due. The due from member amount is reflected as a reduction of members’ equity, and was settled at December 31, 2012 by exchange of rent owed of $0.04 million.

As of June 30, 2011 and December 31, 2012, certain members transferred a percentage of their ownership interests to new and existing members. No member was transferred more than a 5% membership interest. As of June 30, 2011, the transactions diluted existing members’ interests disproportionately.

In May 2012, a new member contributed $2.5 million for a 13.51% Class A membership interest that was funded entirely with cash. In connection with this contribution the new member received a common stock warrant.

In connection with a First Right of Refusal, Co-Sale and Buy-Sell agreement executed in June 2008 (Buy-Sell) we established certain triggering events whereby we and certain members would have the option to purchase the affected members interest upon the occurrence of certain defined events. In addition, the Buy-Sell granted to certain members a put right, whereby commencing on the 5th anniversary of the agreement (June 2013), any affected member would be able to redeem their membership interest by putting it back to us for a purchase price of fair market value.

We have determined that all of the contributed capital that was received from affected members while the Buy-Sell was in effect should be considered temporary equity and is classified as redeemable contributed capital on the consolidated balance sheet as of June 30, 2012. The Buy-Sell was terminated in December 2012.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 12 — STOCKHOLDERS’ and MEMBERS’ EQUITY  – (continued)

On December 28, 2012, we made a grant of shares of restricted stock to an officer. The award vests over three years, and had a fair value at the time of grant of $0.1 million. Equity compensation will be expensed in our consolidated statements of operations over the vesting period. As of June 30, 2013, we recorded stock compensation expense of $0.02 million, included in the consolidated statements of operations, and have $0.1 million of unrecognized compensation expense related to the non-vested restricted stock award that is expected to be recognized over the remaining term of the award.

On February 4, 2013, we made a grant of shares of restricted stock to an independent contractor who serves as our Creative Director. The award vests over three years, and had a fair value at the time of grant of $0.9 million and at March 31, 2013, the stock was revalued at $1.2 million in accordance with FASB ASC Subtopic 505-50, Equity — Equity Based Payments to Non-Employees. As of June 30, 2013, we recorded stock compensation expense of $0.2 million, included in the consolidated statements of operations, and have $1.1 million of unrecognized compensation expense related to the non-vested restricted stock award that is expected to be recognized over the remaining term of the award.

In March 2013, in connection with satisfaction of a waiver related to our financial covenants for our credit facility, we amended and restated a member warrant to allow for the immediate exercise of the warrant for a 3% member interest. The warrant was exercised for $0.5 million in March 2013. The exercise of the warrant was recognized in contributed capital in the consolidated statements of changes in redeemable contributed capital, stockholders’ and members’ equity (deficit). Additionally, $0.7 million in related party obligations was subordinated and $0.4 million of newly issued, convertible, subordinated debt was received from four of our members. The debt bears interest at 10% per annum, with interest and principal due the earlier of March 1, 2014 or the completion of the IPO. Upon completion of the IPO on June 25, 2013, all amounts were released from subordination and paid in full.

Warrant

In May 2012, in connection with a member contribution, we issued a common stock warrant for 20% of the members’ equity interest equal to $0.5 million. We have determined the warrant qualifies for liability accounting and upon issuance we recorded a fair value of $0.2 million utilizing a Black-Scholes option pricing model with the following inputs; volatility 65%, risk free interest rate 4%, exercise price $0.20, fair value $0.1998, dividend yield of 0, and a term of 3 years. In March 2013, in connection with satisfaction of a waiver related to a breach of our financial covenants for our credit facility, we amended and restated the member warrant to allow for the immediate exercise of the warrant for a 3% member interest. The obligation was satisfied with the exercise of the warrant in March 2013 for $0.5 million. The exercise of the warrant was recognized in contributed capital in the consolidated statements of redeemable contributed capital, stockholders’ and members’ equity (deficit).

NOTE 13 — NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income per common share:

(in thousands, except share data)	Period from June 26, 2013 to June 30, 2013
Numerator:
Numerator for basic and diluted net loss per Class A common share-net loss attributable to Truett-Hurst, Inc.	$—
Denominator:
Denominator for basic & dilutive net loss per Class A common share-weighted average shares	2,700,000
Basic and diluted net loss per common share attributable to Truett-Hurst, Inc.	$—

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 13 — NET LOSS PER SHARE  – (continued)

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including convertible LLC units and restricted stock. The assumed exchange of 4,102,644 LLC units for Class A common stock and the vesting of 252,000 shares of restricted stock are expected to have an anti-dilutive effect. Accordingly, the effect of exchanging LLC units and restricted stock have been excluded from net income available to Class A common stock per share. The shares of Class B common stock do not share in our earnings and therefore are not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

NOTE 14 — STOCK-BASED COMPENSATION

Our 2012 Stock Incentive Plan (“2012 Plan”), effective December 28, 2012, provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants.

Share Reserve

As of June 30, 2013, the 2012 Plan has zero shares reserved for issuance and a total of 252,000 shares of restricted stock issued and outstanding. Further, the 2012 Plan provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with our fiscal year following the year of the IPO, equal to one percent (1%) of the number of shares of our Class A common stock outstanding as of such date.

Stock Options

The 2012 Plan allows for the grant of incentive stock options that qualify under Section 422 of the Code only to our employees and employees of any parent or subsidiary. Non-qualified stock options may be granted to our employees, directors, and consultants and those of any parent or subsidiary. The exercise price of all options granted under the 2012 Plan must at least be equal to the fair market value of our Class A common stock on the date of grant. The term of an incentive stock option may not exceed ten (10) years, except that with respect to any employee who owns more than ten percent (10%) of the voting power of all classes of our outstanding stock or any parent or subsidiary as of the grant date, the term must not exceed five (5) years, and the exercise price must equal at least one hundred ten percent (110%) of the fair market value on the grant date.

After the continuous service of an employee, director or consultant terminates, he or she may exercise his or her option, to the extent vested, for the period of time specified in the option agreement. However, an option may not be exercised later than the expiration of its term.

As of June 30, 2013, there were no options issued or outstanding under the 2012 Plan.

Stock Appreciation Rights

The 2012 Plan allows for the grant of stock appreciation rights (“SARs”). SARs allow the recipient to receive the appreciation in the fair market value of our Class A Common Stock between the date of grant and the exercise date. The administrator will determine the terms of SARs, including when such rights become exercisable and whether to pay the increased appreciation in cash or with shares of our Class A Common Stock, or a combination thereof, except that the base appreciation amount for the cash or shares to be issued pursuant to the exercise of a SARs will be no less than one hundred percent (100%) of the fair market value

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 14 — STOCK-BASED COMPENSATION  – (continued)

per share on the date of grant. After the continuous service of an employee, director or consultant terminates, he or she may exercise his or her stock appreciation right, to the extent vested, only to the extent provided in the SARs agreement.

As of June 30, 2013, there were no SARs issued or outstanding under the 2012 Plan.

Restricted Stock Awards

The 2012 Plan allows for the grant of restricted stock. Restricted stock awards are shares of our Class A Common Stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant. The administrator may impose whatever conditions on vesting it determines to be appropriate. For example, the administrator may set restrictions based on the achievement of specific performance goals. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

On December 28, 2012, we granted restricted stock to an officer of our company which vests over three years and had a fair value at date of grant of $0.1 million for a 1% interest in the LLC. The objective of the FASB ASC Topic 718 — Compensation — Stock Compensation (“ASC Topic 718”) is to recognize the employee services received in exchange for the equity issued over the period the services are provided at the fair value of the equity issued. As of June 30, 2013, there was $0.1 million of unrecognized compensation expense related to the non-vested restricted stock award that is expected to be recognized over the remaining term of the award. The LLC recorded employee stock-based compensation expense of $0.02 million for the fiscal year ended June 30, 2013.

On February 4, 2013, we granted restricted stock to an independent contractor who serves as our Creative Director. The award vests over three years, and had a fair value at the date of grant of $0.9 million for a 5% interest in the LLC. The objective of FASB ASC Topic 718 is to recognize the employee services received in exchange for the equity issued over the period the services are provided at the fair value of the equity issued. Additionally, FASB ASC Subtopic 505-50, Equity — Equity Based Payments to Non-Employees defines the measurement date as the earlier of the date at which the commitment for performance is reached, or the date at which the performance is complete is the day that the fair value of the equity award is expensed. The LLC recorded non-employee stock-based compensation expense of $0.2 million for the year ended June 30, 2013. As of June 30, 2013, the stock was valued at $1.2 million. As of June 30, 2013, there was $1.1 million of unrecognized compensation expense related to the non-vested restricted stock award that is expected to be recognized over the remaining term of the award.

	Number of Shares	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
			(in thousands)
Outstanding at June 30, 2012	—		$—
Restricted stock released	—
Restricted stock granted	252,000
Restricted stock forfeited or canceled	—
Outstanding at June 30, 2013	252,000	3	$1,348
Vested and expected to vest at June 30, 2013	252,000	3	$1,348

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 14 — STOCK-BASED COMPENSATION  – (continued)

Restricted Stock Units

The 2012 Plan allows for the grant of restricted stock units (“RSUs”). RSUs are awards that will result in payment to a recipient at the end of a specified period only if the vesting criteria established by the administrator are achieved or the award otherwise vests. The administrator may impose whatever conditions to vesting, restrictions and conditions to payment it determines to be appropriate. The administrator may set restrictions based on the achievement of specific performance goals or on the continuation of service or employment. Payments of earned RSUs may be made, in the administrator’s discretion, in cash, with shares of our Class A Common Stock or other securities, or a combination thereof.

As of June 30, 2013, there were no RSUs issued or outstanding.

NOTE 15 — FAIR VALUE of FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, otherwise known as the “exit price,” in an orderly transaction between market participants at the measurement date. We use the three tier fair value hierarchy as a basis for our assumptions. The hierarchy of inputs used for measuring fair value are as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs other than quoted prices in active markets that are observable either directly or indirectly in active markets; Level 3 — unobservable inputs in which there is little or no market data and as a result, management assumptions are developed.

The carrying values of cash, accounts receivable, accounts payable, accrued expenses and long-term debt approximate fair value. As of June 30, 2013 and 2012, our cash totaled approximately $11.4 million and $0.2 million, respectively.

As of June 30, 2012 our only financial instrument that was measured using the valuation model of the three tiered hierarchy was a warrant we issued in connection with a member contribution in May 2012. The warrant obligation was categorized as Level 3 and we utilized a Black-Scholes valuation model to determine fair value. In March 2013, in connection with satisfaction of a waiver related to our credit facility financial covenants, we amended and restated the member warrant to allow for the immediate exercise of the warrant for a 3% member interest. The obligation was satisfied with the exercise of the warrant in March 2013.

In October 2012, we executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and Ten-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value on our consolidated balance sheets. Changes in the fair value of this instrument have been recognized in our consolidated statements of operations in other income (expense). Fair values as of June 30, 2013 and 2012 were as follows:

	Fair Value as of June 30, 2013	Significant Other Observable Inputs Level 2
	(in thousands)
Assets
Interest rate swap(1)	110	110
Total	$110	$110

(1)	Included in “Other Current Assets” in the Consolidated Balance Sheet.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 15 — FAIR VALUE of FINANCIAL INSTRUMENTS  – (continued)

	Fair Value as of June 30, 2012	Significant Unobservable Inputs Level 3
	(in thousands)
Assets
Warrant(1)	$206	$206
Total	$206	$206

(1)	Included in “Current Liabilities” in the Consolidated Balance Sheet.

NOTE 16 — TAXES

Prior to June 26, 2013, we had not been subject to U.S. federal income taxes and most applicable state and local income taxes as the entity was an LLC. The LLC is treated as a partnership under the Internal Revenue Code of 1986, as amended (the “Code”). The members separately account for their pro-rata share of income, deductions, losses, and credits. Therefore, no provision is made in the accompanying consolidated financial statements for liabilities for federal, state, or local income taxes since such liabilities are the responsibility of the individual members. We file income tax returns in the U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2009.

We generally made distributions to our members, per the terms of our limited liability company agreement, related to such taxes. We are subject to entity level taxation in certain states. As a result, the accompanying consolidated statements of operations prior to June 25, 2013 include tax expense related to those state jurisdictions. Subsequent to June 30, 2012, we became subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income of H.D.D. LLC and will be taxed at the prevailing corporate tax rates.

Income tax expense (benefit) for fiscal 2013 and 2012 consists of:

	Year Ended June 30, 2012
	Current	Deferred	Total
	(in thousands)
U.S. Federal	$—	$—	$—
State and Local	1	—	1
	$1	$—	$1

	Year Ended June 30, 2013
	Current	Deferred	Total
	(in thousands)
U.S. Federal	$—	$—	$—
State and Local	2	—	2
	$2	$—	$2

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 16 — TAXES  – (continued)

The differences between income taxes computed using the 34% statutory federal income tax rate and our effective tax rate are summarized as follows:

	June 30, 2013	June 30, 2012
	(in thousands)	(in thousands)
Deferred tax assets:
Accrued compensation	$9	$—
Share-based compensation	11	—
Intangible assets	7	—
Other	72	—
Gross deferred tax assets	99	—
Valuation allowance	—	—
Total deferred tax assets, net of valuation allowance	99	—
Deferred tax liabilities:
Inventories	(162)	—
Unrealized gain/loss	(16)	—
Property and equipment	(142)	—
Other	(2)	—
Total deferred tax liability	(322)	—
Net deferred taxes	$(223)	$—

We do not have any deferred income tax assets or liabilities as of June 30, 2012. We are subject to California franchise tax each year for each entity. Federal and California taxes on income were, prior to the IPO, determined by the individual circumstances of each member based on the individual income tax returns of the members.

	Year Ended June 30,
	2013	2012
	(in thousands)	(in thousands)
Computed tax at statutory rate	$—	$—
State taxes, net of federal benefit	2	1
Rate benefit as a LLC	—	—
Other permanent differences	—	—
Income tax expense (benefit)	$2	$1

We file our income tax returns in the U.S. federal jurisdiction and state jurisdictions. There are no material uncertain tax positions and we expect no major changes in next 12 months.

NOTE 17 — SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

In accordance with ASC Topic 280, Segment Reporting, our chief operating decision-maker has been identified as the CEO, who reviews sales, cost of sales, and gross profit to make decisions about allocating our resources and assessing our performance. Operating and other expenses are not allocated between operating segments; therefore, operating and net income information for the respective segments is not available. In addition, discreet financial information related to segment specific assets is not available.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 17 — SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION  – (continued)

Our primary reporting segments are identified by each distribution channel: wholesale, direct to consumer and internet. Wholesale sales include our retail exclusive brand label model and four fully-owned brands through the three-tier distribution system. Direct to consumer sales of our own brands occur through our tasting rooms and wine clubs. Internet sales occur through Wine Spies and are principally comprised of brands not owned by us. Sales and cost of sales are reported by segment.

Net Sales

The following table reflects net sales, cost of sales and gross margin by segment for each of the fiscal years ended June 30, 2013 and 2012, respectively:

	Years Ended June 30,
Net Sales (in thousands)	2013	2012
Wholesale	$12,427	$10,493
Direct to consumer	3,193	2,196
Internet	1,542	—
Total net sales	$17,162	$12,689

	Years Ended June 30,
Cost of sales (in thousands)	2013	2012
Wholesale	$9,280	$8,780
Direct to consumer	1,356	838
Internet	860	—
Total cost of sales	$11,496	$9,618

	Years Ended June 30,
Gross Margin Percentage	2013	2012
Wholesale	25%	16%
Direct to consumer	58%	62%
Internet	44%	—

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

	Net Sales for the Years Ended June 30,		Accounts Receivable as of June 30,
	2013	2012	2013	2012
Customer A	15%	33%	7%	—
Customer B	11%	18%	30%	48%
Customer C	9%	10%	8%	11%
Customer D	11%	6%	8%	6%
Customer E	14%	1%	6%	4%
Customer F	5%	6%	3%	—

During fiscal 2013, international sales were less than 2% of our net sales. There were no international sales in fiscal 2012.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 18 — SUBSEQUENT EVENTS

We have evaluated all subsequent event activity through the issue date of these consolidated financial statements and concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Material Weakness in Internal Control Over Financial Reporting

Management did not perform an assessment regarding the effectiveness of internal control over financial reporting as of June 30, 2013. As a newly public company, management is not required to perform an assessment of internal control over financial reporting in its first Annual Report on Form 10-K. Such an assessment will be initially required as of June 30, 2014. However, in connection with the audits of our consolidated financial statements as of the fiscal years ended June 30, 2011 and 2012, a material weakness in our internal control over financial reporting was identified. The material weakness pertains to deficiencies in the accounting research and reporting functions and the closing and reporting process due to our lack of accounting documentation and procedures, lack of segregation of duties, potential for management override of controls and lack of current expertise in reporting requirements.

The internal control weakness described above continued into our fiscal year 2013 primarily due to not having sufficient time to formally document and test our internal controls and procedures. We have discussed this material weakness with our independent registered public accounting firm and our Audit Committee. We are taking significant actions to remediate the material weakness related to our internal controls. With the oversight of senior management, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the documentation and implementation of formal policies and improved accounting control processes and procedures, as well as the hiring of additional finance personnel. In particular, in July 2012 we hired a new CFO, in October 2012 we hired a Controller and in April 2013 we hired a Director of Reporting and Finance to assist with the development and monitoring of internal controls. The actions that we are taking are subject to ongoing senior management review.

We believe that these corrective actions, taken as a whole, will remediate the control deficiencies identified above, and we will continue to monitor the effectiveness of these actions and intend to make any other changes or take such other actions as we determine to be appropriate. We are in the process of developing a plan for testing our internal controls and management’s related assessment of internal control over financial reporting as provided under Section 404 of the Sarbanes-Oxley Act of 2002. We expect to complete the documentation and testing of our formal internal controls and procedures during fiscal year 2014. If we are unable to correct the material weakness we have identified prior to the end of fiscal year 2013, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, we will be required to conclude and report that our internal control over financial reporting is not effective as of that date and investor confidence and our stock price could be adversely affected.

Notwithstanding the material weakness described above, we believe our financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented. Our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Annual Report on Form 10-K does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal year ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and as such we may elect to avail ourselves of the certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which we refer to as the “Sarbanes-Oxley Act.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2013 annual meeting of stockholders.

Item 11. Executive Compensation

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2013 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2013 annual meeting of stockholders.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2013 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2013 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements.

See Item 8 included in this Annual Report on Form 10-K.

(a)	2. Financial Statements Schedule.

All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

(a)	3. Exhibits:

A list of exhibits required to be filed as part of this Annual Report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

EXHIBIT INDEX

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Truett-Hurst, Inc., dated December 28, 2012+
3.2	Amended and Restated Certificate of Incorporation of Truett-Hurst, Inc.+
3.3	Bylaws of Truett-Hurst, Inc.+
3.4	Articles of Organization of H.D.D. LLC+
3.5	Third Amended and Restated Operating Agreement of H.D.D. LLC+
4.1	Class A common stock certificate+
4.2	Class B common stock certificate+
10.1	Wine Supply Agreement by and between H.D.D. LLC and Robert Hall Winery, dated March 10, 2012+
10.2	Member Interest Purchase Agreement by and between Brandon Stauber and H.D.D. LLC, dated August 1, 2012+
10.3	Loan and Security Agreement by and between H.D.D. LLC and Bank of the West, dated July 16, 2012+
10.4	Security Agreement (Trademark) by and between H.D.D. LLC and Bank of the West, dated July 16, 2012+
10.5	Deed of Trust, Security Agreement, Assignment of Leases, Rents, and Profits, and Fixture Filing by and between H.D.D. LLC and First Santa Clara Corporation for the use and benefit of Bank of the West, dated July 16, 2012+
10.6	Line of Credit Note, in the principal amount of $9,000,000, dated July 16, 2012+
10.7	Term Note, in the principal amount of $3,381,000, dated July 16, 2012+
10.8	Equipment Purchase Line of Credit Note, in the principal amount of $300,000, dated July 16, 2012+
10.9	Modification Agreement, by and between H.D.D. LLC and Bank of the West, dated October 3, 2012+
10.1	Foreign Exchange Note, in the principal amount of $100,000, dated July 16, 2012+
10.11	Master Equipment Financing Agreement by and between H.D.D. LLC and Bank of the West, dated October 2, 2012+
10.12	Agreement by and between H.D.D. LLC and West Coast Paper Company, dated August 24, 2012+
10.13	Lease by and between H.D.D. LLC and Hambrecht Wine Group L.P., dated February 8, 2011+
10.14	2012 Stock Incentive Plan+
10.15	Exchange Agreement+
10.16	Tax Receivable Agreement+
10.17	Registration Rights Agreement+
10.18	Supply of Goods Agreement by and between H.D.D. LLC and GreenBottle Limited, dated February 26, 2013+

Exhibit Number	Description
10.19	Convertible Promissory Note, payable to the Carroll-Obremskey Trust, in the principal amount of $150,000, dated March 1, 2013+
10.2	Convertible Promissory Note, payable to the Hurst Trust, in the principal amount of $150,000, dated March 1, 2013+
10.21	Convertible Promissory Note, payable to the Dolan 2003 Trust, in the principal amount of $25,000, dated March 1, 2013+
10.22	Convertible Promissory Note, payable to the Dolan 2005 Trust, in the principal amount of $25,000, dated March 1, 2013+
10.23	Agreement, by and between Truett-Hurst, Inc. and the Carroll-Obremskey Trust, dated March 26, 2013+
14	Code of Business Conduct and Ethics+
21	Subsidiaries of the Registrant+
24	Power of Attorney
25	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
25.1	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
25.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
25.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates documents previously filed with our registration and prospectus filings with the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on September 27, 2013.

TRUETT-HURST, INC.

By:	/s/ Phillip L. Hurst Phillip L. Hurst Chief Executive Officer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Phillip L. Hurst Phillip L. Hurst	President and Chief Executive Officer (Principal Executive Officer)	September 27, 2013
/s/ James D. Bielenberg James D. Bielenberg	Chief Financial Officer & Acting Secretary	September 27, 2013
/s/ Paul E. Dolan, III Paul E. Dolan, III	Director	September 27, 2013
/s/ Barrie Graham Barrie Graham	Director	September 27, 2013
/s/ William R. Hambrecht William R. Hambrecht	Director	September 27, 2013
/s/ Daniel A. Carroll Daniel A. Carroll	Director	September 27, 2013
/s/ Heath E. Dolan Heath E. Dolan	Director	September 27, 2013
/s/ John D. Fruth John D. Fruth	Director	September 27, 2013
/s/ James F. Verhey James F. Verhey	Director	September 27, 2013