Form 10-Q
period 2013-09-30
Truett-Hurst, Inc.
filed 2013-11-14
CIK 1564709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ending September 30, 2013

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 333-187164

TRUETT-HURST, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	46-1561499
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

4035 Westside Road, Healdsburg, California	95448
(Address of principal executive offices)	(zip code)

707.433.4423
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common stock, no par value per share	2,700,000

TRUETT-HURST INC. AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2013	June 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$8,361	$11,367
Accounts receivable	1,861	2,816
Inventories	17,117	13,222
Other current assets	436	245
Total current assets	27,775	27,650
Property and equipment, net	5,544	5,383
Goodwill	134	134
Intangible assets, net	689	706
Other assets, net	311	259
Total assets	$34,453	$34,132

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$6,018	$6,887
Accounts payable	2,967	2,123
Accrued expenses	1,478	1,710
Due to related parties	777	71
Current portion of deferred taxes	75	96
Current maturities of related party notes	71	70
Current maturities of long-term debt	251	250
Total current liabilities	11,637	11,207

Deferred rent liability	50	53
Deferred taxes, net of current portion	127	127
Related party notes, net of current maturities	49	67
Long-term debt, net of current maturities	3,391	3,454
Total liabilities	15,254	14,908

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, par value of $0.001 per share,5,000,000 shares authorized and zero issued and outstanding	-	-
Class A common stock, par value of $0.001 per share, 7,000,000 authorized and 2,700,000 issued and outstanding	3	3
Class B common stock, par value of $0.001 per share,1,000 authorized and 10 issued and outstanding	-	-
Additional paid-in capital	11,091	10,977
Accumulated deficit	(3,500)	(3,467)
Total Truett-Hurst, Inc. equity	7,594	7,513
Non-controlling interests	11,605	11,711
Total equity	19,199	19,224
Total liabilities and stockholders' equity	$34,453	$34,132

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(unaudited)

	Three Month Periods Ended
	September 30,
	2013	2012

Sales	$5,536	$5,304
Less excise tax	(150)	(153)

Net sales	5,386	5,151

Cost of sales	3,597	3,521

Gross profit	1,789	1,630

Operating expenses:
Sales and marketing	1,051	767
General and administrative	839	360
Bulk wine sales, net (gain)	-	(2)
Total operating expenses	1,890	1,125
Income (loss) from operations	(101)	505
Other income (expense):
Interest expense	(42)	(121)
Changes in fair value of warrant and interest rate swap	(3)	(7)
Loss on foreign currency	(14)	-
Total other expense	(59)	(128)
Income (loss) before income taxes	(160)	377
Income tax expense (benefit)	(21)	1
Net income (loss) before non-controlling interests	(139)	376
Less: Net income (loss) attributable to non-controlling interest: The Wine Spies, LLC	(24)	(21)
Net income (loss) attributable to Truett-Hurst, Inc. and H.D.D. LLC	(115)	$397
Less: Net income (loss) attributable to non-controlling interest: H.D.D. LLC	(82)
Net loss attributable to Truett-Hurst, Inc.	$(33)

Net loss per share:
Basic and Diluted	$(0.01)

Shares used in computing net loss per share:
Basic and Diluted	2,700,000

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Month Periods Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(139)	$376
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	121	67
Deferred rent	(3)	(1)
Deferred taxes	(21)	-
Contributed rent	-	36
Loss on fair value of warrant and interest rate swap	3	7
Stock-based compensation	114	-

Changes in operating assets and liabilities, net
Accounts receivable	955	(856)
Inventories	(3,895)	(1,309)
Bulk wine deposit	-	220
Other assets, current	(195)	(26)
Accounts payable and accrued expenses	612	1,442
Net cash used in operating activities	(2,448)	(44)

Cash flows from investing activities:
Acquisition of property and equipment	(247)	(340)
Acquisition of intangible and other assets	(71)	(40)
Acquisition of The Wine Spies, LLC	-	(275)
Proceeds from sale of assets	2	-
Net cash used in investing activities	(316)	(655)

Cash flows from financing activities:
Net proceeds from (repayments on) line of credit	(869)	1,877
Advances from related parties	706	156
Payments on related party notes	(17)	-
Proceeds from long-term debt	-	3,382
Payments on long-term debt	(62)	(3,850)
Payments on amount due factor	-	(869)
Net cash provided by (used in) financing activities	(242)	696
Net decrease in cash	(3,006)	(3)
Cash at beginning of period	11,367	167
Cash at end of period	$8,361	$164

Supplemental disclosure of cash flow information:
Interest paid during year	$53	$106
Income taxes paid during year, net of refunds	$1	$1

Supplemental disclosure of non-cash transactions
Contributed rent for membership interest	$-	$36

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements for the three-month period ended September 30, 2013 and the June 30, 2013 balance sheet, include the results of Truett-Hurst, Inc. and its subsidiaries: H.D.D. LLC (“LLC”) and its consolidated subsidiary, The Wine Spies, LLC (“Wine Spies”) (collectively, “we,” “Truett-Hurst,” “our,” “us,” or “the Company”).  The unaudited condensed consolidated financial statements for the three-month period ended September 30, 2012 reflect the results of the LLC and Wine Spies.  Truett-Hurst, Inc.’s fiscal 2013 period is from June 26, 2013 to June 30, 2013 due to the completion of the Company’s initial public offering (“IPO”) on June 25, 2013.  Unless the context suggests otherwise, references in this report to Truett-Hurst Inc. refer (1) prior to the June 2013 IPO of Truett-Hurst Inc. and related transactions, to the LLC and its consolidated subsidiary and (2) after our IPO and related formation transactions, to Truett-Hurst Inc. and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All intercompany transactions have been eliminated.  Accordingly, the accompanying unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  We prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and, in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.  The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the SEC on September 27, 2013.

Certain reclassifications have been made to these fiscal 2013 quarter condensed consolidated financial statements to conform to the current fiscal 2014 quarter presentation.  Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Unless otherwise indicated, the notes to the unaudited condensed consolidated financial statements relate to the discussion of our continuing operations.

Critical Accounting Policies and Estimates

Critical accounting policies are those we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management.  The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and uncertainties regarding the application of these policies and estimates may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and we do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 2 - ACCOUNTS RECEIVABLE PLEDGED UNDER FACTORING AGREEMENT

In November 2011, January 2012 and April 2012, we entered into three agreements with a factor borrowing a total of $2.6 million in order to finance three transactions with a vendor.  We agreed to assign and sell receivables related to these transactions to the factor at a rate of 100% of each receivable plus 1.25% per month of the unpaid principal amount of the loan.  We were fully and unconditionally liable for the principal and interest on the loans; therefore, we accounted for the transfer of receivables as a secured financing.  Interest expense includes finance costs associated with these factoring activities.

With the addition of John D. Fruth to our board of directors the factor agreement became a related party agreement.  The April 2012 agreement for the amount due of $0.9 million as of June 30, 2012 was paid subsequent to fiscal 2012 year end.  Interest of nil and $0.03 million was paid under these agreements for the three-month periods ended September 30, 2013 and 2012, respectively.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	2013
	September 30,	June 30,
	( in thousands)

Bulk wine	$4,671	$6,245
Bottled wine	11,780	6,688
Merchandise and other	495	165
Capitalized cultural costs	171	124

	$17,117	$13,222

NOTE 4 – OTHER CURRENT ASSETS

Other current assets as of September 30, 2013, include the fair market value of an interest rate swap for $0.1 million and other prepaid amounts of $0.3 million.   Other current assets as of June 30, 2013, include the fair market value of the interest rate swap for $0.1 million and other prepaid amounts of $0.1 million.

NOTE 5 – PROPERTY AND EQUIPMENT, net

Property and equipment consisted of the following:

	2013
	September 30,	June 30,
	( in thousands)

Land and land improvements	$2,804	$2,804
Building and improvements	1,740	1,740
Machinery and equipment	1,106	960
Vineyard development	353	353
Vineyard equipment	330	330
Furniture and fixtures	161	158
Leasehold improvements	66	66
Vehicles	81	77
	6,641	6,488

Less accumulated depreciation and amortization	(1,097)	(1,105)

Total fixed assets	$5,544	$5,383

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT, net, continued

Total depreciation and amortization expense for both three-month periods ended September 30, 2013 and 2012 was $0.1 million.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS, net

In August 2012, we entered into a membership purchase interest agreement with an individual to purchase a 50% interest in Wine Spies, to further develop our presence in on-line wine sales.  We hold three of the four management control positions and therefore have consolidated the business as of the acquisition date.  Non-controlling interest is shown in the consolidated financial statements.  Acquisition has been accounted for as a business combination.  We recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management and totaled $0.5 million.  The intangibles are being amortized over their estimated lives ranging from four to ten years.  We recorded the excess of consideration transferred over the aggregate fair values as goodwill in the amount of $0.1 million.  The purchase consideration was $0.3 million, consisting of cash and a non-interest bearing note, which was paid in full March 1, 2013.

Intangible asset balances are summarized as follows:

	2013
	September 30,	June 30,
	( in thousands)

Finite lives:
Customer lists	$213	$213
Trademarks	169	169
Proprietary technology	95	95
Non-compete agreement	38	38
Patent	29	25

	544	540
Less accumulated amortization	(115)	(91)

	429	449
Indefinite lives:
Trademarks	260	257

	$689	$706

Total amortization expense of intangible assets and other assets was $0.04 million for the three-month periods ended September 30, 2013 and 2012, respectively.  Expected future amortization expense on intangible assets and other assets as of September 30, 2013 is as follows:

Years ending June 30:
(in thousands)
2014	$113
2015	151
2016	150
2017	84
2018	47
Thereafter	195
$740

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
 (Unaudited)

NOTE 7 – OTHER ASSETS, net

Other assets consist of the following:

	2013
	September 30,	June 30,
	( in thousands)

Label design costs	$218	$218
Loan fees	18	18
Lease costs - related party	23	23
Website design costs	41	41
Software	64	-
Other	1	1
	365	301
Less accumulated amortization	(54)	(42)

	$311	$259

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

In February 2011, we entered into a lease agreement with a related party, the Hambrecht Wine Group, to lease a tasting room and winery.  The lease is for five years, commencing on March 1, 2011 and ending on February 29, 2016, and contains one option to extend for an additional period of five years.  We have the right of first refusal in the event the related party desires to sell the leased property.  Annual rent for the tasting room is $0.1 million, due monthly.  The winery rent is subject to adjustment based on the actual number of cases produced each year; however, future payments are based on a minimum number of cases, as specified in the agreement.  Beginning on September 1, 2012 and annually thereafter, tasting room and winery rent is increased by 3%.  Lease expense is accounted for on a straight-line basis.  Future lease payment commitments total approximately $0.7 million.

For the three-month periods ended September 30, 2013 and 2012, nil and $0.04 million, respectively, of lease payments were applied to reduce the amount due from a member.  Lease expense for the three-month periods ended September 30, 2013 and 2012 was $0.07 million for both periods, respectively.

Credit Facilities

In June 2012, a bank extended the maturity date for a loan in order to allow us to finalize a new financing facility with a different bank.  On July 16, 2012, we executed credit facilities with Bank of the West totaling $13.0 million to provide funds for working capital needs, to refinance existing debt, and to purchase new equipment.  The credit facilities are collateralized by substantially all of our assets, require compliance with certain financial covenants and are guaranteed by certain of our affiliates. The facilities include a line of credit for $9.0 million that was funded in July 2012 that carries an interest rate of 1.75% above LIBOR and is due on or before May 31, 2014; $0.1 million to fund previously purchased capital equipment that was funded in August 2012 at a fixed interest rate of 3.75% and due on January 15, 2018; an incremental $0.4 million capital equipment line to purchase new equipment that was funded in January 2013 at a fixed rate of interest of 3.75% and is due on January 15, 2018; a $0.1 million foreign exchange facility that has not yet been funded, that carries a 10% credit percentage and allows us to enter into any spot or forward transaction to purchase from or sell to Bank of the West a foreign currency and is due on or before May 31, 2014; and a real estate loan for $3.4 million that was funded in August 2012, that carries an interest rate of 2.25% above LIBOR.  These funds were used to settle $5.5 million of amounts due in the June 30, 2012 consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
  (Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

As of September 30, 2012, we were not in compliance with certain financial covenants included in our credit facility.  In March 2013, in connection with the bank issuance of a waiver for the financial covenants, we amended and restated a member warrant to allow for the immediate exercise of the warrant for a 3% member interest.  The original common stock warrant, issued in May 2012, was for 20% of the contributed members’ equity interest equal to $0.5 million.  The obligation was satisfied with the exercise of the warrant in March 2013 for $0.5 million.

Additionally, $0.7 million in related party obligations was subordinated and $0.4 million of newly issued, convertible, subordinated debt was received from four members of the LLC. The debt bears interest at 10% per annum, with interest and principal due before March 1, 2014.  Upon completion of the IPO on June 25, 2013, all amounts were released from subordination and paid in full.

The Bank of the West Loan contains usual and customary covenants, including, without limitation:

•	limitation on incurring senior indebtedness;

•	limitation on making loans and advances;

•	limitation on investments, acquisitions, and capital expenditures;

•	limitation on liens, mergers and sales of assets; and

•	limitations on new activities of Truett-Hurst.

In addition, the Bank of the West Loan contains negative and financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually).  As of September 30, 2013, we were in compliance with all negative and financial covenants.

Related Party Notes Payable

We executed a $0.2 million unsecured promissory note payable to Mark De Meulenaere, a member of the LLC, in connection with our repurchase of his Put Interest. The note bears interest at 4.5% per annum and is payable monthly in principal and interest payments of $6,245, with any unpaid principal and interest due and payable on May 3, 2015.

In connection with his departure from Winery Exchange Inc. and the termination of his non-compete agreement, we agreed to reimburse Phillip L. Hurst, Director and Chief Executive Officer (“CEO”) of the LLC and Truett-Hurst, Inc., in the amount of $0.3 million, payable monthly in principal and interest payments of $12,556.  This amount accrued interest at a rate of 0.43% per annum and matured in November 2012.  All amounts due under this agreement have been paid in full.

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

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
  (Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

Note to a related party consisted of the following (in thousands, except payments in footnotes):

		2013
		September 30,	June 30,
		( in thousands)
Related party notes:
Note 1	(1)	$120	$137

Less current maturities		(71)	(70)
Total related party notes		$49	$67

(1)    Note payable to a member for the repurchase of a certain percentage of their ownership interest in the LLC; pursuant to exercise of put right; unsecured; payable monthly in principal and interest payments of $6,245; matures in May 2015, at which time a lump sum payment for any remaining principal and interest is due; fixed interest rate of 4.5%.

Future principal and interest payments for the related party notes as of September 30, 2013 are as follows:

Years ending June 30:
( in thousands)
2014	$53
2015	67
$120
Add: Estimated interest	5
Total	$125

Borrowings

Borrowings consisted of the following (in thousands, except payments in footnotes):

		2013
		September 30,	June 30,
Long term debt:
Note 1	(1)	3,224	3,257
Note 2	(2)	105	117
Note 3	(3)	313	330
Total bank notes payable		3,642	3,704

Less current maturities		(251)	(250)
Total long term debt		$3,391	$3,454

(1)     Note payable to a bank, collateralized by a deed of trust on property payable monthly in principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.

(2)     Note payable to a bank, collateralized by equipment payable monthly with principal and interest payments of $4,226, matures November 1, 2015; at 3.75% interest.

(3)     Note payable to a bank, collateralized by equipment payable monthly with principal and interest payments of $6,535, matures January 15, 2018; at 3.75% interest.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

Future principal and interest payments for the long-term debt as of September 30, 2013 are as follows:

Years ending June 30:
( in thousands)
2014	$188
2015	254
2016	229
2017	210
2018	180
Thereafter	2,581

3,642
Add: Estimated interest	947

Total	$4,589

Security Agreements and Limited Guaranties

In connection with our entry into the Bank of the West Loan on July 16, 2012, certain of our executive officers, as well as certain trusts and other entities under their respective control, entered into guarantee agreements.

Limited Guaranty – Hurst Trust: On July 16, 2012, the Hurst Revocable Trust (“Hurst Trust”) , a member of the LLC, and Phillip L. Hurst , director and CEO of the LLC and Truett-Hurst, Inc. and a co-trustee of the Hurst Trust, entered into a Limited Guaranty pursuant to which the Hurst Trust and Mr. Hurst, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us. The liability of the Hurst Trust and Mr. Hurst, as guarantor, is limited to 42% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Hambrecht Trust: On July 16, 2012, the Hambrecht Trust and William R. Hambrecht, a director of the LLC and Truett-Hurst, Inc. and trustee of the Hambrecht Trust, entered into a Limited Guaranty pursuant to which the Hambrecht Trust and Mr. Hambrecht, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us. The liability of the Hambrecht Trust and Mr. Hambrecht, as guarantor, is limited to 35% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Dolan 2005 Trust: On July 16, 2012, the Dolan 2005 Trust, a member of the LLC, and Heath E. Dolan, a director of the LLC and Truett-Hurst, Inc. and a co-trustee of the Dolan 2005 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2005 Trust and Mr. Dolan, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us. The liability of the Dolan 2005 Trust and Mr. Dolan, as guarantor, is limited to 26% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Dolan 2003 Trust: On July 16, 2012, the Dolan 2003 Trust, a member of the LLC, and Paul E. Dolan, III , a director of the LLC and Truett-Hurst, Inc. and trustee of the Dolan 2003 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2003 Trust and Mr. Dolan, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us. The liability of the Dolan 2003 Trust and Mr. Dolan, as guarantor, is limited to 26% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Carroll-Obremskey Trust: On July 16, 2012, the Carroll-Obremskey Trust, a member of the LLC, and Daniel A. Carroll, a director of the LLC and Truett-Hurst, Inc. and a co-trustee of the Carroll-Obremskey Trust, entered into a Limited Guaranty pursuant to which the Carroll-Obremskey Trust and Mr. Carroll, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us. The liability of the Carroll-Obremskey Trust and Mr. Carroll, as guarantor, is limited to 26% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

Unlimited Guaranty – Hambrecht Wine Group: On July 16, 2012, the Hambrecht Wine Group, a member of the LLC, entered into an Unlimited Guaranty pursuant to which Hambrecht Wine Group guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us. The liability of Hambrecht Wine Group, as guarantor, is unlimited.

Supply Contract

On February 26, 2013, we executed a supply of goods agreement for our paper wine bottle.  The term of the agreement is seven years and the minimum purchase commitment for the first two years is $0.8 million for each year.  Minimum purchase amounts for years three through seven are to be agreed upon six months before the commencement of each of those years, respectively.  Under the terms of this arrangement, we have exclusive rights to certain geographic regions, as long as minimum purchase levels are maintained.  Additionally, the agreement commits us to an annual marketing spend of the lesser of 5% of our net sales of wine supplied in the products, or $1.0 million.  As of September 30, 2013, future commitments for finished goods total approximately $3.5 million.

We enter into short and long-term contracts to supply a portion of our future grapes, bulk wine and finished goods inventory requirements with third parties and related party growers.  Future minimum inventory commitments at September 30, 2013 are as follows:

	Third	Related
Years ending June 30:	Parties	Parties	Total
	(in thousands)
2014	$3,282	$521	$3,803
2015	3,137	1,071	4,208
2016	2,727	257	2,984
Totals	$9,146	$1,849	$10,995

Grape, bulk wine, and finished goods inventory purchases under the agreements with related parties totaled $0.8 million and $0.2 million for the three-month periods ended September 30, 2013 and 2012, respectively. For the three-month periods ended September 30, 2013 and 2012, amounts due to members for grapes purchased totaling $0.8 million and $0.2 million, respectively, are included in due to related parties.

Litigation

We may be subject to various litigation matters arising in the ordinary course of business from time to time.  However, we are not aware of any current pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows.

Indemnification

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

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

Generally, a maximum obligation under these contracts is not explicitly stated.  Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated.  Historically, we have not been required to make payments under these obligations, and no liabilities have been recorded at September 30, 2013 and June 30, 2013, for these obligations on our balance sheets.

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	2013
	September 30,	June 30,
	( in thousands)
IPO related fees	$-	$999
Accrued bulk wine	888	331
Other	415	173
Personnel	142	163
Wine futures	30	32
Accrued interest	3	12
Totals	$1,478	$1,710

NOTE 10 – STOCK-BASED COMPENSATION

We have granted restricted stock awards and have the right to grant stock options and other stock-based awards to employees, directors and non-employees under our 2012 Stock Incentive Plan.  For a complete discussion of 2012 Stock Incentive Plan, please refer to the Note 14- “Stock-based Compensation” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2013.

On December 28, 2012, we granted restricted stock to an officer of our company which vests over three years and had a fair value at date of grant of $0.1 million for a 1% interest in the LLC.  The objective of FASB ASC Topic 718 – Compensation – Stock Compensation (“ASC Topic 718”) is to recognize the employee services received in exchange for the equity issued over the period the services are provided at the fair value of the equity issued. We recorded employee stock-based compensation expense of $0.01 million for the three-month period ended September 30, 2013.

On February 4, 2013, we granted restricted stock to an independent contractor who serves as our Creative Director.  The award vests over three years, and had a fair value at the date of grant of $0.9 million for a 5% interest in the LLC.  The objective of FASB ASC Topic 718 is to recognize the employee services received in exchange for the equity issued over the period the services are provided at the fair value of the equity issued.  Additionally, FASB ASC Subtopic 505-50, Equity — Equity Based Payments to Non-Employees defines the measurement date as the earlier of the date at which the commitment for performance is reached, or the date at which the performance is complete is the day that the fair value of the equity award is expensed.  We recorded non-employee stock-based compensation expense of $0.1 million for the three-month period ended September 30, 2013.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 10 – STOCK-BASED COMPENSATION, continued

Information regarding restricted stock awards outstanding at September 30, 2013 is summarized below:

		Weighted
		Average
		Remaining	Aggregate
	Number of	Contractual Life	Intrinsic
	Shares	(Years)	Value
	(in thousands, except price and contractual terms)
Outstanding at beginning	252,000	2.00	$1,193
Granted	-
Released	-
Cancelled/forfeited/expired	-
Outstanding	252,000	2.00	$1,193
Expected to Vest	252,000	2.00	$1,193

For the three-month period ended September 30, 2013, we have not granted or issued stock options, restricted stock units or any other stock incentive permitted by the 2012 Plan.

The following table shows total stock-based compensation expense included in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2013.

September 30, 2013
Sales and Marketing	$106

General and administrative	8
$114

We did not incur stock-based compensation for the period ended September 30, 2012.

NOTE 11 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income per common share:

Three Month Period
Ended September 30,
(in thousands, except share data)	2013
Numerator:

Numerator for basic and diluted net loss per Class A common share-net loss attributable to Truett-Hurst, Inc.	$(33)

Denominator:

Denominator for basic & dilutive net loss per Class A common share-weighted average shares	2,700,000
Basic and diluted net loss per common share attributable to Truett-Hurst, Inc.	$(0.01)

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 11 - NET LOSS PER SHARE, continued

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including convertible LLC units and restricted stock.  The assumed exchange of 4,102,644 LLC units for Class A common stock and the vesting of 252,000 shares of restricted stock are expected to have an anti-dilutive effect.  Accordingly, the effect of exchanging LLC units and restricted stock have been excluded from net income available to Class A common stock per share. Basic net loss per share information is not applicable for reporting periods prior to June 26, 2013, the completion of our initial public offering.  The shares of Class B common stock do not share in our earnings and therefore are not participating securities.  Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, otherwise known as the “exit price,” in an orderly transaction between market participants at the measurement date.  We use the three tier fair value hierarchy as a basis for our assumptions.  The hierarchy of inputs used for measuring fair value are as follows:  Level 1 – observable inputs such as quoted prices in active markets; Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly in active markets; Level 3 – unobservable inputs in which there is little or no market data and as a result, management assumptions are developed.

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

The following tables set forth our fair values at September 30, 2013 and at June 30, 2013 by level within the fair value hierarchy (in thousands):

	Fair Value as of	Significant
	September 30,	Unobservable
	2013	Inputs
	(in thousands)
		(Level 2)
Assets
Interest rate swap (1)	107	107
Total	$107	$107

(1) Included in "Other Current Assets" in the Consolidated Balance Sheet.

		Significant
	Fair Value as of	Unobservable
	June 30, 2013	Inputs
	(in thousands)
		(Level 2)
Assets
Interest rate swap (1)	110	110
Total	$110	$110

(1) Included in "Other Current Assets" in the Consolidated Balance Sheet.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 13 – TAXES

Our effective tax rate was 39.83% for the three-month period ended September 30, 2013. The tax provision for the current year period is based on an estimate of our annualized income tax rate. Our effective tax rate includes a rate benefit attributable to the fact our subsidiaries operate as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of our earnings are not subject to corporate level taxes.

NOTE 14 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

Our primary reporting segments are identified by each distribution channel: wholesale, direct to consumer and internet.  Wholesale sales include our retail exclusive brand label model and four fully-owned brands sold and marketed through the traditional three-tier distribution system.  Direct to consumer sales of our own brands occur through our tasting rooms and wine clubs.  Internet sales occur through Wine Spies and are principally comprised of brands not owned by us.  Sales and cost of sales are reported by segment.

Net Sales

The following table reflects net sales, cost of sales and gross margin percentage by segment for each of the three-month periods ended September 30, 2013 and 2012:

	Three Month Periods Ended September 30,
Net Sales (in thousands)	2013	2012
Wholesale	$4,022	$4,225
Direct to consumer	928	748
Internet	436	178
Total net sales	$5,386	$5,151

	Three Month Periods Ended September 30,
Cost of sales (in thousands)	2013	2012
Wholesale	$2,967	$3,148
Direct to consumer	371	266
Internet	259	107
Total cost of sales	$3,597	$3,521

	Three Month Periods Ended September 30,
Gross Margin Percentage	2013	2012
Wholesale	26%	25%
Direct to consumer	60%	64%
Internet	41%	40%

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 14 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION, continued

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

	Net Sales for the
	Three Month Periods Ended		Accounts Receivable
	September 30,		as of September 30,
	2013	2012	2013	2012

Customer A	9%	23%	-	7%
Customer B	-	13%	-	5%
Customer C	7%	8%	4%	4%
Customer D	41%	7%	32%	7%
Customer E	-	15%	9%	31%
Customer F	22%	-	27%	-

International sales were $0.3 million and nil for the three-month periods ended September 30, 2013 and 2012, respectively.

NOTE 15 – SUBSEQUENT EVENTS

In October 2013, we entered into a lease agreement for an administrative office space. The lease commences on October 15, 2013 and ends on October 31, 2016, and contains three one year renewal options with an adjustment to market rents. Annual rent for fiscal 2014 totals $0.02 million, due monthly.  Future lease payment commitments total approximately $0.1 million.

We have evaluated all subsequent event activity through the issue date of these condensed consolidated financial statements and concluded that no additional subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, a reduction in the supply of grapes and bulk wine available to us; significant competition; any change in our relationships with retailers which could harm our business; we may not achieve or maintain profitability in the future; the loss of key employees; a reduction in our access to, or an increase in the cost of, the third-party services we use to produce our wine; credit facility restrictions on our current and future operations; failure to protect, or infringement of, trademarks and proprietary rights; these factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for fiscal 2013 filed with the Securities Exchange Commission (“SEC”) on September 27, 2013. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2013 and in other documents that we file from time to time with the SEC.

The following management’s discussion and analysis of financial condition and results of operations for the three-month period ended September 30, 2013 and the June 30, 2013 Balance Sheet, include the results of Truett-Hurst, Inc. and its subsidiaries: H.D.D. LLC (“LLC”) and its consolidated subsidiary, The Wine Spies, LLC (“Wine Spies”) (collectively, “we,” “Truett-Hurst,” “our,” “us,” or “the Company”). The unaudited condensed consolidated financial statements for the three-month period ended September 30, 2012 reflect the results of the LLC and Wine Spies. Truett-Hurst, Inc.’s fiscal 2013 period is from June 26, 2013 to June 30, 2013 due to the completion of the Company’s initial public offering (“IPO”) on June 25, 2013. Unless the context suggests otherwise, references in this report to Truett-Hurst Inc. refer (1) prior to the June 2013 IPO of Truett-Hurst Inc. and related transactions, to the LLC and its consolidated subsidiary and (2) after our IPO and related formation transactions, to Truett-Hurst Inc. and its consolidated subsidiaries.

Certain reclassifications have been made to these fiscal 2013 quarter condensed consolidated financial statements to conform to the current fiscal 2014 quarter presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year or prior year. For example, “FY13” and “fiscal year 2013” each refer to the fiscal year ended June 30, 2013. Other references to “years” mean calendar years.

OVERVIEW OF BUSINESS

We produce super and ultra-premium varietal and blended wines, including Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Syrah, Merlot, and Cabernet Sauvignon, across a number of premium price points for three distinct distribution channels: three-tier, direct to consumer and internet. We own our brands and market with innovative packaging and label designs.

Wine sales in the three tier channel are sold to distributors with programs available to the broad market or on an exclusive basis to a specific retailer. Our traditional three-tier distribution business consists of sales of Truett-Hurst, VML, Healdsburg Ranches and Bradford Mountain. Our retail exclusive brand label model allows us to collaboratively work with our retail alliances to develop innovative brands that cater to customer demands and permit our retail alliances to increase their consumer traffic and grow their sales. Our direct to consumer channel consists of sales through our tasting rooms and wine clubs, which increases brand visibility and loyalty, and through our 50% ownership interest in Wine Spies, an internet wine retailer specializing in short-lived “flash” sales.

RECENT TRENDS AND EVENTS

According to Symphony IRI Group (“IRI”), off-premise sales (wholesale / three-tier) grew from $6.7 billion to $7.1 billion or 7% from July 2012 to July 2013. Direct-to-consumer sales, also an important element of our business, grew from $1.4 billion to $1.5 billion or 12% from July 2012 to July 2013. IRI data shows that during the last 52 weeks the highest price category for wine (over $20.00 per bottle) grew at 18%. According to Impact Databank, Americans consumed 324 million cases of wine in 2012, which is a 7.7% increase over the last five years. U.S. consumption is expected to keep growing around 12% to 2016. The US is now the largest wine consuming nation in the world based on total volume and we see continued growth in this key market especially on a per consumer basis.

The California 2013 vintage grape harvest is estimated to come in larger than the huge California 2012 vintage grape harvest. We believe the current overall supply of grapes and wine is in line with our customer demands. We expect that the California 2013 vintage grape harvest to provide some relief from the tightening of supply within certain varietals due to relatively smaller California grape harvests in 2010 and 2011.

In August 2013, we launched California Square, an ultra-premium wine program. It was featured at the 65th Annual Emmy Awards Ceremony on September 21 and 22, 2013. California Square was presented to celebrities and VIPs throughout the awards weekend as they circulated through the legendary W Hotel in Hollywood. California Square is an elegant package that harkens back to classic spirit bottles with their square shape and memorable art. The entire line of California Square wines, crafted by winemaker Virginia Marie Lambrix, includes: a Russian River Valley Chardonnay, Paso Robles Cabernet Sauvignon, and Paso Robles Three Red Blend.

In the second quarter of fiscal 2014, we plan to launch Paperboy, a premium brand that is sold in a paper bottle. The bottle utilizes established bag in the box technology and the outer paper shell made from recycled cardboard materials. It is approximately 80% lighter than a traditional glass wine bottle and uses about a tenth of the energy needed to make a glass bottle, making it a green alternative solution.

SIGNIFICANT TRANSACTIONS

Formation Transactions

On June 19, 2013, the limited liability company agreement of the H.D.D. LLC (“LLC”) was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that we refer to as “LLC Units.” We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their LLC Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of June 30, 2013 there were 4,102,644 LLC Units held by parties other than Truett-Hurst Inc. which upon exercise of the right to exchange would exchange for 4,102,644 shares of Class A common stock.

In connection with the initial public offering (“IPO”), one share of Class B common stock was distributed to each existing holder of LLC Units, each of which provides its owner with no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to our stockholders for each LLC Unit held by such holder. Holders of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law.

Our LLC existing owners control approximately 61% of the voting power of our outstanding Class A common stock and 100% of the voting power of our outstanding Class B common stock. Accordingly, our LLC existing owners have the ability to elect all of the members of our board of directors, and thereby control our management and affairs.

Initial Public Offering

Our IPO closed on June 25, 2013 and pursuant to the IPO, we offered and sold 2,700,000 shares of Class A common stock. We received gross IPO proceeds of approximately $16.2 million and used approximately $15.1 million of the IPO proceeds to purchase 2,700,000 newly-issued LLC Units. We caused the LLC to use approximately $1.6 million of the $15.1 million IPO net proceeds from the sale of such newly-issued LLC Units to repay outstanding indebtedness and related IPO expenses. In addition, we paid approximately $1.1 million to the Placement Agent.

As a result of the IPO and formation transactions in June 2013, we became the sole managing member of, and have a controlling equity interest in, the LLC. As the sole managing member of the LLC, we operate and control all of the business and affairs of the LLC and through the LLC and its consolidated subsidiary (Wine Spies) conduct our business. We consolidate the financial results of the LLC and its consolidated subsidiary, and record non-controlling interest for the economic interest in the LLC and its consolidated subsidiary.

SEASONAL TRENDS

Our sales have historically followed several distinct trends. Sales are typically higher upon the launch of a new product into the marketplace and higher during the peak wine selling season known as OND (October, November, December) where some traditional wine companies see a majority of their annual sales. Sales are also higher when we work with our retail partners to secure specific in-store promotions and displays.

STRATEGIC OBJECTIVES

Wine industry sales are defined by three major categories: sub-premium (below $7 per bottle retail price), super-premium (between $7 – $14 per bottle retail price) and ultra-premium (over $14 per bottle retail price). We continue to focus on the super and ultra-premium wine categories with the price per bottle up to $50. Our super and ultra-premium categories are steadily growing with our ability to balance the supply chain between grapes and bulk wine contracts and third party finished goods arrangements. Our business strategy includes (i) develop innovative products, (ii) build private label brands for large U.S. retailers (iii) build national brands within the existing portfolio of brands, (iv) expand our retail base and distribution channels, (v) expand our direct to consumer and internet business, and (vi) continue to develop new ways to engage customers and to distribute our wines.

Results of Operations

Factors Affecting Our Operating Results

Our net sales are affected by advertising, discounts, promotions, merchandising and packaging in the wholesale segment, the availability of display space at our retail locations, all of which have a significant impact on consumers’ buying decisions.  Continued growth of our net sales and profits will depend, substantially, on the continued popularity of our new and existing brands, our ability to effectively manage our sales by segment and distribution networks, and our ability to maintain sufficient product supply to meet expected growth in demand.

Our cost of sales for the wholesale and direct to consumer segments includes wine-related inputs, such as grapes and semi-finished bulk wine, bottling materials, such as bottles, capsules, corks and labeling materials, labor and overhead expenses, including inbound and outbound freight, and barrel depreciation.  The internet segment cost of sales is comprised of finished cased wine.

Comparison of the Three-Month Periods Ended September 30, 2013 and 2012

Net Sales. Net sales include sales from each distribution channel: wholesale, direct to consumer and internet. Wholesale sales include our brands sold in the broad market and on a retailer exclusive basis through the three-tier distribution system. Direct to consumer sales of our own brands occur through our tasting rooms and wine clubs. Internet sales occur through Wine Spies and are principally comprised of brands not owned by us. The following table is a comparison of net sales by channel:

	Three Month Periods Ended September 30,
	(in thousands, except percentages)
			Increase	%
Segment	2013	2012	(Decrease)	Change
Wholesale	$4,022	$4,225	$(203)	(5)%
Direct to consumer	928	748	180	24%
Internet	436	178	258	145%
Total net sales	$5,386	$5,151	$235	5%

Net sales increased 5% from $5.2 million for the three-month period ended September 30, 2012 to $5.4 million for the three-month period ended September 30, 2013. New brand introductions continue to be a major opportunity for growth as well as leveraging our direct to consumer and internet segments. We believe our recent distributor change to Southern Wine and Spirits will provide us the opportunity for greater market penetration and accounts sold.

Wholesale net sales decreased 5% compared to the same prior-year’s quarter. The decline is principally associated with the shift of an ongoing seasonal program that occurred in the three-month period ended September 30, 2012. For comparative purposes, wholesale net sales may be uneven as new brands are introduced, changes associated with seasonal consumer buying and retailer promotion patterns and the natural life cycle of brands. We continue to focus on introducing programs at higher price points. In the September 30, 2013 quarter, we introduced California Square, Paso Ranches and TJ’s Petit Rose programs compared to the evocative wrap programs launched in the September 30, 2012 quarter.

Direct to consumer net sales increased 24% compared to the prior-year first quarter period and was attributable to increased wine club memberships and increased tasting room traffic.

Internet sales from Wine Spies improved as we had three months of operations and net sales compared to only two months in the prior-year first quarter (acquired August 2012). Our focus on driving web traffic to the site has increased our customer base and greater loyalty seen in the frequency of customer purchases.

International net sales were $0.3 million and nil for the three-month periods ended September 30, 2013 and 2012, respectively.

We record sales discounts and depletion allowances as a reduction of sales. For the three-month period ended September 30, 2013 and 2012, sales discounts and depletion allowances totaled $0.1 million and $0.3 million, respectively.

Cost of Sales. Costs of sales includes costs associated with grape growing, external grape, bulk wine and finished goods purchases, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, and purchasing, receiving and warehousing costs. No further costs are allocated to inventory once the product is bottled and available for sale.

	For Three Month Periods Ended September 30,
	(in thousands, except percentages)
			Increase
Segment	2013	2012	(Decrease)	% Change
Wholesale	$2,967	$3,148	$(181)	(6)%
Direct to consumer	371	266	105	40%
Internet	259	107	152	142%
Cost of sales	3,597	3,521	76	2%

Wholesale cost of sales decreased 6% compared to the same prior-quarter period and was attributable to decreased sales volumes and sales mix. The decrease in cost of goods was greater than the decrease in sales, resulting in margin improvement of 1%. This improvement compared to the prior year’s quarter is the combination of new brand introductions at higher price points and the reduction of sales of lower margin wines.

Direct to consumer sales cost of sales increased 40% compared to the same prior-quarter period and was attributable to increased volume and tasting room traffic. Direct to consumer margins decreased 4% compared to the same prior-quarter period due to an increase in the use of promotions to drive sales and grow the wine club membership base.

The internet cost of sales increase of 142% was attributable to Wine Spies three months of operations in the current quarter compared to two in the prior period (acquired August 2012) and increased unit sales volume.

Sales and Marketing. Sales and marketing expenses consist primarily of non-production personnel costs, advertising and other marketing promotions. Advertising costs are expensed as incurred. For the three-month period ended September 30, 2013 advertising expense totaled approximately $0.05 million. Advertising expense for the three-month period ended September 30, 2012 was negligible. Our sales and marketing variable expenses increase proportionately with increased sales. Sales and marketing expenses for the three-month periods ended September 30, 2013 and 2012 is as follows:

	Three Month Periods Ended September 30,
	(in thousands, except percentages)
			Increase
	2013	2012	(Decrease)	% Change
Sales and marketing	$1,051	$767	$284	37%

Our sales and marketing expense increased 37% to $1.1 million for the three-month period ended September 30, 2013 from $0.8 million for the three-month period ended September 30, 2012. Sales and marketing expense as a percent of net sales totaled 20% for the three-month period ended September 30, 2013 compared to 15% for the comparable prior-quarter period and 20% for the year ended June 30, 2013. The significant changes in sales and marketing expense is comprised of $0.08 million in brand related programming, promotions and incentives associated with the increase in net sales and $0.1 million in personnel costs.

We report the amounts billed to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as a sales and marketing expense. For the three-month periods ended September 30, 2013 and 2012, shipping costs were $0.2 million and $0.1 million, respectively.

General and Administrative. General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions. We will experience higher administrative costs as a result of being a public company. General and administrative expenses for the three-month periods ended September 30, 2013 and 2012 is as follows:

	Three Month Periods Ended September 30,
	(in thousands, except percentages)
			Increase
	2013	2012	(Decrease)	% Change
General and administrative	$839	$360	$479	133%

Our general and administrative expense increased 133% to $0.8 million for the three-month period ended September 30, 2013 from $0.4 million for the three-month period ended September 30, 2012. General and administrative expense as a percent of net sales totaled 16% for the three-month period ended September 30, 2013 compared to 7% for the comparable prior-quarter period and 12% for the year ended June 30, 2013. The significant change in general and administrative expense was due to a $0.2 million increase in professional fees, a $0.05 million increase in public company costs, and $0.05 million increase in personnel wages and an increase of $0.2 million in other general administrative expense.

In FY14, we expect to incur additional expense pertaining to our infrastructure and remediation of the internal control weakness identified in our FY13 Annual Report on Form 10-K and requirements of Section 404 of the Sarbanes-Oxley Act of 2002 including personnel, information system and a new administrative office lease and related costs.

Interest Expense

Interest expense was $0.04 million for the three-month period ended September 30, 2013 compared to $0.1 million for the three-month period ended September 30, 2012. The decrease in interest expense is due primarily to a change in lenders during fiscal 2013 enabling us to borrow funds at a lower interest rate in compared to the same prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of available cash are from existing cash, from operations, the revolving loan portion of our credit facility and equity offerings. In fiscal year 2012 we also entered into factoring agreements. Our primary cash needs are to fund working capital requirements, including costs associated with the development, release and sale of new brands, and capital expenditures for barrels and other equipment to facilitate increased production, repay our indebtedness (interest and principal payments) and operating expenses.  Working capital requirements for our wholesale and direct to consumer segments is supported by grapes (grown or purchased) and semi-finished bulk wine (purchased under contract or on the spot market).  The actual wine programs and segments in which the grapes and bulk wine procured will be used are not known until our winemaker has completed the winemaking, blending and oak aging production process.  It is not possible to accurately assign inventory costs to each segment because the bottled inventory may be sold in multiple segments.   Inventory for our internet segment is purchased as finished goods and in quantities based upon that day’s orders.  A single wine is offered each day and available only for that 24-hour period.  Inventory on hand principally comprises sales orders to be fulfilled.

Borrowings under our revolving loan facility are at the London Interbank Offered Rate (“LIBOR”), plus a credit spread.  The availability is subject to our compliance with certain contractual financial and non-financial covenants. The terms of our credit facility require, among other things, compliance with certain financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually). We were in compliance with the loan covenants as of September 30, 2013.

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

We believe that our cash position, net cash provided by operating activities and availability under our senior secured credit facility will be adequate to finance working capital needs and planned capital expenditures for at least the next twelve months. We may, however, require additional liquidity as we continue to execute our business strategy. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity, although no assurance can be given that such forms of capital will be available to us, or available to us on terms which are acceptable, at such time.

Our working capital decreased $0.3 million to $16.1 million at September 30, 2013 from $16.4 million at June 30, 2013. The decrease in working capital was primarily due to a decrease in cash and accounts receivable as discussed below. Cash consists of cash and money market accounts. Cash decreased by $3.0 million to $8.3 million for the three-month period ended September 30, 2013 from $11.4 million at the end of fiscal 2013.

Net cash used in operating activities was $2.4 million for the three-month period ended September 30, 2013 compared to net cash used by operations of $0.04 million for the three months ended September 30, 2012. The significant changes in cash flows used in operating activities is attributable to a $0.5 million decrease in income, a $2.6 million increase in inventories (to meet actual and projected increases in sales), an $0.8 million increase in accounts payable and accrued expenses (attributable to the increase in sales), an increase in stock compensation of $0.1 million and a decrease in accounts receivable of $1.8 million.

Net cash used in investing activities was $0.3 million for the three-month period ended September 30, 2013, compared to cash used in investing activities of $0.7 million for the three months ended September 30, 2012. The changes in cash flows used in investing activities is due primarily to an increase of $0.06 million in the acquisition of property and equipment and intangibles and offset by a decrease of $0.3 million due to the acquisition of Wine Spies during the prior-quarter of fiscal 2013.

Net cash used in financing activities was $0.2 million for the three-month period ended September 30, 2013, compared to net cash provided by financing activities of $0.7 million for the three months ended September 30, 2012.  The significant changes in cash flows used in financing activities is due primarily to a decrease of $2.7 million in proceeds from the line of credit, an increase in advances from related parties of $0.6 million and a net change in payments on long term debt of $0.4 million.

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

•      $0.4 million Equipment Purchase Line of Credit Note: We received an equipment purchase line of credit note in the principal amount of $0.3 million from Bank of the West and matures on November 1, 2015. The aggregate principal balance outstanding bears interest at 2.25% above the One-Month LIBOR Rate. The equipment purchase line of credit was increased to $0.4 million pursuant to a modification agreement we entered into as of October 3, 2012 with Bank of the West and funded on January 28, 2013. The aggregate principal outstanding bears 3.75% fixed interest and will be repaid in 60 monthly payments. The first monthly payment was made on February 15, 2013 and matures on January 15, 2018.

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

We were in compliance in all material aspects with all covenants at September 30, 2013.

Covenant Breaches. We were not in compliance with the minimum current assets to current liabilities ratio at September 30, 2012. In March 2013, in connection with the bank issuance of a waiver for the financial covenants, we amended and restated a member warrant to allow for the immediate exercise of the warrant for a 3% member interest.  The original common stock warrant, issued in May 2012, was for 20% of the contributed members’ equity interest equal to $0.5 million. The obligation was satisfied with the exercise of the warrant in March 2013 for $0.5 million.

Additionally, $0.7 million in related party obligations was subordinated and $0.4 million of newly issued, convertible, subordinated debt was received from four of our members. The debt bears interest at 10% per annum, with interest and principal due before March 1, 2014. Upon completion of the IPO on June 25, 2013, all amounts were released from subordination and paid in full.

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

With the addition of John D. Fruth to our board of directors the factor agreement became a related party agreement. The April 2012 agreement for the amount due of $0.9 million as of June 30, 2012 was paid subsequent to fiscal 2012 year end. Interest of nil and $0.03 million was paid under these agreements for the three-month periods ended September 30, 2013 and 2012, respectively.

Security Agreements and Limited Guaranties

In connection with our entry into the Bank of the West Loan on July 16, 2012, certain of our executive officers, as well as certain trusts and other entities under their respective control, entered into guarantee agreements as described below.

Limited Guaranty – Hurst Trust: On July 16, 2012, the Hurst Trust , a member of the LLC, and Phillip L. Hurst , director and CEO of the LLC and Truett-Hurst, Inc. and a co-trustee of the Hurst Trust, entered into a Limited Guaranty pursuant to which the Hurst Trust and Mr. Hurst, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us.  The liability of the Hurst Trust and Mr. Hurst, as guarantor, is limited to 42% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Hambrecht Trust: On July 16, 2012, the Hambrecht Trust and William R. Hambrecht, a director of the LLC and Truett-Hurst, Inc. and trustee of the Hambrecht Trust, entered into a Limited Guaranty pursuant to which the Hambrecht Trust and Mr. Hambrecht, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us.  The liability of the Hambrecht Trust and Mr. Hambrecht, as guarantor, is limited to 35% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Dolan 2005 Trust: On July 16, 2012, the Dolan 2005 Trust, a member of the LLC, and Heath E. Dolan, a director of the LLC and Truett-Hurst, Inc. and a co-trustee of the Dolan 2005 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2005 Trust and Mr. Dolan, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us.  The liability of the Dolan 2005 Trust and Mr. Dolan, as guarantor, is limited to 26% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Dolan 2003 Trust: On July 16, 2012, the Dolan 2003 Trust, a member of the LLC, and Paul E. Dolan, III , a director of the LLC and Truett-Hurst, Inc. and trustee of the Dolan 2003 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2003 Trust and Mr. Dolan, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us.  The liability of the Dolan 2003 Trust and Mr. Dolan, as guarantor, is limited to 26% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Carroll-Obremskey Trust: On July 16, 2012, the Carroll-Obremskey Trust, a member of the LLC, and Daniel A. Carroll, a director of the LLC and Truett-Hurst, Inc. and a co-trustee of the Carroll-Obremskey Trust, entered into a Limited Guaranty pursuant to which the Carroll-Obremskey Trust and Mr. Carroll, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us.  The liability of the Carroll-Obremskey Trust and Mr. Carroll, as guarantor, is limited to 26% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Unlimited Guaranty – Hambrecht Wine Group: On July 16, 2012, the Hambrecht Wine Group, a member of the LLC, entered into an Unlimited Guaranty pursuant to which Hambrecht Wine Group guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us.  The liability of Hambrecht Wine Group, as guarantor, is unlimited.

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

We lease the VML winery and tasting room facility and certain office equipment. We enter into short and long-term contracts to supply a portion of our future grapes, bulk wine and finished goods inventory requirements with third parties and related party growers. Future minimum inventory commitments at September 30, 2013 are as follows:

	Third	Related
Years ending June 30:	Parties	Parties	Total
	(in thousands)
2014	$3,282	$521	$3,803
2015	3,137	1,071	4,208
2016	2,727	257	2,984
Totals	$9,146	$1,849	$10,995

Supply Contract

On February 26, 2013, we executed a supply of goods agreement for our paper wine bottle.  The terms of the agreement is seven years and the minimum purchase commitment for the first two years is $0.8 million for each year.  Minimum purchase amounts for years three through seven are to be agreed upon six months before the commencement of each of those years, respectively.  Under the terms of this arrangement, we have exclusive rights to certain geographic regions, as long as minimum purchase levels are maintained.  Additionally, the agreement commits us to an annual marketing spend of the lesser of 5% of our net sales of wine supplied in the products, or $1.0 million. As of September 30, 2013, future commitments for finished goods total approximately $3.5 million.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and uncertainties regarding the application of these policies and estimates may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and we do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations. For a discussion of critical estimates and changes in our significant accounting policies during the three-months ended September 30, 2013 compared to the significant accounting policies described in our 2013 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

Management did not perform an assessment regarding the effectiveness of internal control over financial reporting as of September 30, 2013. As a newly public company, management is not required to perform an assessment of internal control over financial reporting and such an assessment will be required as of June 30, 2014. However, in connection with the audits of our consolidated financial statements as of the fiscal years ended June 30, 2011 and 2012, a material weakness in our internal control over financial reporting was identified. The material weakness pertains to deficiencies in the accounting research and reporting functions and the closing and reporting process due to our lack of accounting documentation and procedures, lack of segregation of duties, potential for management override of controls and lack of current expertise in reporting requirements.

The internal control weakness described above continued into our fiscal year 2013 primarily due to not having sufficient time to formally document and test our internal controls and procedures. We have discussed this material weakness with our independent registered public accounting firm and our Audit Committee. We are taking significant actions to remediate the material weakness related to our internal controls and will continue to do so throughout fiscal year 2014. With the oversight of senior management, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the documentation and implementation of formal policies and improved accounting control processes and procedures, as well as the hiring of additional finance personnel. In particular, in July 2012 we hired a new CFO, in April 2013 we hired a Director of Reporting and Finance to assist with the development and monitoring of internal controls and in October 2013 a Vice President, Controller and Information System. The actions that we are taking are subject to ongoing senior management and Audit Committee review.

We believe that these corrective actions, taken as a whole, will remediate the control deficiencies identified above, and we will continue to monitor the effectiveness of these actions and intend to make any other changes or take such other actions as we determine to be appropriate. We are in the process of developing a plan for testing our internal controls and management’s related assessment of internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. We expect to complete the documentation and testing of our formal internal controls and procedures during fiscal year 2014. If we are unable to correct the material weakness we have identified prior to the end of fiscal year 2014, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, we will be required to conclude and report that our internal control over financial reporting is not effective as of that date and investor confidence and our stock price could be adversely affected.

Notwithstanding the material weakness described above, we believe our financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented. Our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Quarterly Report on Form 10-Q does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Quarterly Report.

Changes to Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS.

There have been no material changes in information regarding our risk factors as described in Item 1A of our Fiscal 2013 Form 10-K as filed with the SEC on September 27, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 13th day of November, 2013.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	November 13, 2013

Phillip L. Hurst
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James D. Bielenberg	November 13, 2013

James D. Bielenberg
Chief Financial Officer
(Principal Financial/Accounting Officer)

