Form 10-Q/A
period 2013-09-30
Truett-Hurst, Inc.
filed 2013-12-11
CIK 1564709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding as of September 30, 2013
Common stock, no par value per share	2,700,000

Explanatory Note:

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on November 14, 2013, for the purpose furnishing the required XBRL files within the 30 day grace period allowed by the SEC for first-time XBRL submissions.  No changes to the financial content of the original Form 10-Q have been made.  This Amendment continues to speak as of the date of the filing of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at any subsequent date.

                    Exhibit 101 consists of the following materials from Truett-Hurst Inc.’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS      XBRL Instance Document

101.SCH     XBRL Taxonomy Extension Schema

101.CAL     XBRL Taxonomy Extension Calculation Linkbase

101.DEF     XBRL Taxonomy Extension Definition Linkbase

101.LAB     XBRL Taxonomy Extension Label Linkbase

101.PRE     XBRL Taxonomy Extension Presentation Linkbase

ITEM 6. EXHIBITS.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101 consists of the following materials from Truett-Hurst Inc.’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 11th day of December, 2013.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	December 11, 2013

Phillip L. Hurst
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James D. Bielenberg	December 11, 2013

James D. Bielenberg
Chief Financial Officer
(Principal Financial/Accounting Officer)