Form 10-Q
period 2013-12-31
Truett-Hurst, Inc.
filed 2014-02-14
CIK 1564709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ending December 31, 2013

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

707.431.4423
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common stock, par value $0.001 per share	2,714,000

TRUETT-HURST INC. AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2013	June 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$7,499	$11,367
Accounts receivable	2,557	2,816
Inventories	17,350	13,222
Other current assets	658	245
Total current assets	28,064	27,650
Property and equipment, net	5,664	5,383
Goodwill	134	134
Intangible assets, net	674	706
Other assets, net	343	259
Total assets	$34,879	$34,132

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$7,270	$6,887
Accounts payable	1,981	2,123
Accrued expenses	1,480	1,710
Due to related parties	780	71
Current portion of deferred taxes	107	96
Current maturities of related party notes	72	70
Current maturities of long-term debt	252	250
Total current liabilities	11,942	11,207

Deferred rent liability	54	53
Deferred taxes, net of current portion	127	127
Related party notes, net of current maturities	31	67
Long-term debt, net of current maturities	3,328	3,454
Total liabilities	15,482	14,908

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized and zero issued and outstanding	-	-
Class A common stock, par value of $0.001 per share, 7,000,000 authorized and 2,714,000 issued and outstanding at December 31, 2013 and 2,700,000 at June 30, 2013.	3	3
Class B common stock, par value of $0.001 per share,1,000 authorized and 10 issued and outstanding	-	-
Additional paid-in capital	11,178	10,977
Accumulated deficit	(3,460)	(3,467)
Total Truett-Hurst, Inc. equity	7,721	7,513
Non-controlling interests	11,676	11,711
Total equity	19,397	19,224
Total liabilities and stockholders' equity	$34,879	$34,132

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(unaudited)

	Quarters Ended		Six-Month Periods Ended
	December 31,		December 31,
	2013	2012	2013	2012

Sales	$6,141	$3,508	$11,677	$8,811
Less excise tax	(145)	(97)	(295)	(250)
Net sales	5,996	3,411	11,382	8,561

Cost of sales	3,875	2,295	7,472	5,815

Gross profit	2,121	1,116	3,910	2,746

Operating expenses:
Sales and marketing	1,280	881	2,330	1,648
General and administrative	707	746	1,547	1,106
Bulk wine sales, net (gain) loss	(1)	2	(1)	-
Total operating expenses	1,986	1,629	3,876	2,754
Income (loss) from operations	135	(513)	34	(8)
Other income (expense):
Interest expense	(39)	(59)	(81)	(180)
Changes in fair value of warrant and interest rate swap	51	(68)	48	(75)
Loss on foreign currency	(4)	-	(18)	-
Total other expense	8	(127)	(51)	(255)
Income (loss) before income taxes	143	(640)	(17)	(262)
Income tax expense	32	1	11	2
Net income (loss) before non-controlling interests	111	(641)	(28)	(264)
Less: Net loss attributable to non-controlling interest: The Wine Spies, LLC	(37)	(27)	(61)	(48)
Net income (loss) attributable to Truett-Hurst, Inc. and H.D.D. LLC	148	$(614)	33	$(216)
Less: Net income attributable to non-controlling interest: H.D.D. LLC	108		26
Net income attributable to Truett-Hurst, Inc.	$40		$7

Net earnings per share:
Basic	$0.01		$0.00
Diluted	$0.01		$0.00

Weighted average shares used in computing net earnings per share:
Basic	2,700,462		2,700,230
Diluted	2,947,390		2,947,158

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six-Month Periods Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(28)	$(264)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	257	192
Deferred rent	1	(2)
Deferred taxes	11	-
Contributed rent	-	36
Loss (gain) on fair value of warrant and interest rate swap	(48)	75
IPO related costs	-	(42)
Stock-based compensation	202	-

Changes in operating assets and liabilities, net
Accounts receivable	259	216
Inventories	(4,128)	(3,423)
Bulk wine deposit	-	333
Other current assets	(365)	13
Accounts payable and accrued expenses	(372)	192
Net cash used in operating activities	(4,211)	(2,674)

Cash flows from investing activities:
Acquisition of property and equipment	(465)	(583)
Acquisition of intangible and other assets	(126)	(34)
Acquisition of The Wine Spies, LLC	-	(275)
Net cash used in investing activities	(591)	(892)

Cash flows from financing activities:
Net proceeds from (repayments on) line of credit	383	3,949
Advances from related parties	709	828
Payments on related party notes	(34)	(433)
Proceeds from long-term debt	-	3,526
Payments on long-term debt	(124)	(3,486)
Payments on amount due factor	-	(869)
Net cash provided by financing activities	934	3,515
Net decrease in cash	(3,868)	(51)
Cash at beginning of period	11,367	167
Cash at end of period	$7,499	$116

Supplemental disclosure of non-cash transactions
Contributed rent for membership interest	$-	$36

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements for the quarter and six-month periods ended December 31, 2013 and the June 30, 2013 balance sheet, include the results of Truett-Hurst, Inc. and its subsidiaries: H.D.D. LLC (“LLC”) and its consolidated subsidiary, The Wine Spies, LLC (“Wine Spies”) (collectively, “we,” “Truett-Hurst,” “our,” “us,” or “the Company”).  Truett-Hurst consolidates the financial results of the LLC and its consolidated subsidiary, and records a non-controlling interest for the economic interest in the LLC and its consolidated subsidiary.  Non-controlling interest’s represent the portion of equity ownership in subsidiaries that are not attributable to Truett-Hurst, Inc.  The unaudited condensed consolidated financial statements for the quarters and six-month period ended December 31, 2012 reflect the results of the LLC and Wine Spies.  Truett-Hurst, Inc.’s fiscal 2013 period is from June 26, 2013 to June 30, 2013 due to the completion of the Company’s initial public offering (“IPO”) on June 25, 2013.  Unless the context suggests otherwise, references in this report to Truett-Hurst Inc. refer (1) prior to the June 2013 IPO of Truett-Hurst Inc. and related transactions, to the LLC and its consolidated subsidiary and (2) after our IPO and related formation transactions, to Truett-Hurst Inc. and its consolidated subsidiaries.

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

References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year or prior year.  For example, “FY13” and “fiscal year 2013” each refer to the fiscal year ended June 30, 2013 and “FY14” and “fiscal year 2014” each refer to the fiscal year ended June 30, 2014.  Other references to “years” mean calendar years.

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

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

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

The addition of John D. Fruth to our board of directors, subsequent to the IPO, caused the factor agreement to become a related party transaction.  The April 2012 agreement for the amount due of $0.9 million at June 30, 2012 was paid subsequent to fiscal 2012 year end.  Interest of $nil was paid under these agreements for the quarter periods ended December 31, 2013 and 2012 and interest of $nil and $0.03 million was paid under these agreements for the six-month period ended December 31, 2013 and 2012, respectively.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	2013
	December 31,	June 30,
	( in thousands)

Bulk wine	$6,455	$6,245
Bottled wine	10,793	6,688
Capitalized cultural costs	10	124
Merchandise and other	92	165
Total	$17,350	$13,222

NOTE 4 – OTHER CURRENT ASSETS

                Other current assets at December 31, 2013, includes the fair market value of an interest rate swap for $0.2 million and other prepaid amounts totaling $0.5 million.   Other current assets at June 30, 2013, includes the fair market value of the interest rate swap for $0.1 million and other prepaid amounts totaling $0.1 million.  For information regarding the interest rate swap see “Note 12 – Fair Value of Financial Instruments” to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

NOTE 5 – PROPERTY AND EQUIPMENT, net

Property and equipment consisted of the following:

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT, net, continued

	2013
	December 31,	June 30,

	( in thousands)

Building and improvements	$1,740	$1,740
Furniture and fixtures	223	158
Land and land improvements	2,804	2,804
Leasehold improvements	90	66
Machinery and equipment	1,227	960
Vehicles	93	77
Vineyard development	353	353
Vineyard equipment	327	330
	6,857	6,488

Less accumulated depreciation and amortization	(1,193)	(1,105)

Total	$5,664	$5,383

Total depreciation and amortization was $0.1 million and $0.1 million for the quarter periods ended December 31, 2013 and 2012, respectively.  Total depreciation and amortization was $0.09 million and $0.2 million for the six-month periods ended December 31, 2013 and 2012, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS, net

Pursuant to the membership interest purchase agreement dated August 1, 2012, we purchased 50% of the outstanding membership interests in Wine Spies.  The operating agreement of Wine Spies, also dated August 1, 2012, entitles the LLC to a 50% allocation of Wine Spies gains and losses.  We hold three of the four management control positions and have accounted for the acquisition as a business combination.  The LLC consolidates Wine Spies and records a non-controlling interest for the economic interest in the Wine Spies.  We recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management and totaled $0.5 million.  The intangibles are being amortized over their estimated lives ranging from four to ten years.  We recorded the excess of consideration transferred over the aggregate fair values as goodwill in the amount of $0.1 million.  The purchase consideration was $0.3 million, consisting of cash and a non-interest bearing note, which was paid in full March 1, 2013.

Intangible asset balances are summarized as follows:

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS, net, continued

	2013
	December 31,	June 30,
	( in thousands)

Finite lives:
Customer lists	$213	$213
Trademarks	169	169
Proprietary technology	95	95
Non-compete agreement	38	38
Patent	40	25

	555	540
Less accumulated amortization	(140)	(91)

	415	449
Indefinite lives:
Trademarks	259	257

Total	$674	$706

Amortization expense of intangible assets and other assets was $0.03 million and $0.02 million for the quarter periods ended December 31, 2013 and 2012, respectively.  Amortization expense of intangible assets and other assets was $0.07 million and $0.04 million for the six-month periods ended December 31, 2013 and 2012, respectively.  Expected future amortization expense at December 31, 2013:

Years ending June 30:
(in thousands)
2014	$76
2015	151
2016	150
2017	84
2018	47
Thereafter	194

Total	$702

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 7 – OTHER ASSETS, net

Other assets consist of the following:

	2013
	December 31,	June 30,

	( in thousands)

Label design costs	$225	$218
Loan fees	18	18
Lease costs - related party	23	23
Software	87	-
Website design costs	55	41
Other	1	1
	409	301
Less accumulated amortization	(66)	(42)

	$343	$259

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

In February 2011, we entered into a lease agreement for a tasting room and winery.  The lease is for five years, commencing on March 1, 2011 and ending on February 29, 2016, and contains one option to extend for an additional period of five years.  We have the right of first refusal in the event the lessor desires to sell the leased property.  Annual rent for the tasting room is $0.1 million, due monthly.  The winery rent is subject to adjustment based on the actual number of cases produced each year; however, future payments are based on a minimum number of cases, as specified in the agreement.  Beginning on September 1, 2012 and annually thereafter, tasting room and winery rent is increased by 3%.  Lease expense is accounted for on a straight-line basis.  At December 31, 2013, future lease payment commitments totaled approximately $0.6 million.  Lease expense for the quarter periods ended December 31, 2013 and 2012 was $0.07 million, respectively.  Lease expense for the six-month periods ended December 31, 2013 and 2012 was $0.1 million, respectively.

In October 2013, we entered into a lease agreement for administrative office space.  The lease commences on October 15, 2013 and ends on October 31, 2016, and contains three one year renewal options with adjustment to market rents.  Annual rent for fiscal 2014 totals $0.02 million, due monthly with the first lease payment commencing January 2014.   At December 31, 2013, future lease payment commitments totaled approximately $0.1 million.

Credit Facilities

In June 2012, a bank extended the maturity date for a loan in order to allow us to finalize a new financing facility with a different bank.  On July 16, 2012, we executed credit facilities with a bank totaling $13.0 million to provide funds for working capital needs, to refinance existing debt, and to purchase new equipment.  The credit facilities are collateralized by substantially all of our assets, require compliance with certain financial covenants and are guaranteed by certain members of the LLC.  For information regarding guarantors see “Security Agreements and Limited Guaranties” below.  The facilities include a line of credit for $9.0 million that was funded in July 2012 that carries an interest rate of 1.75% above LIBOR and is due on or before May 31, 2014; $0.1 million to fund previously purchased capital equipment that was funded in August 2012 at a fixed interest rate of 3.75% and due on January 15, 2018; an incremental $0.4 million capital equipment line to purchase new equipment that was funded in January 2013 at a fixed rate of interest of 3.75%  and is due on January 15, 2018; a $0.1 million foreign exchange facility that has not yet been funded, that carries a 10% credit percentage and allows us to enter into any spot or forward transaction to purchase from or sell to our bank a foreign currency and is due on or before May 31, 2014; and a real estate loan for $3.4 million that was funded in August 2012, that carries an interest rate of 2.25% above LIBOR.   These funds were used to settle $5.5 million of amounts due in the June 30, 2012 consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

At September 30, 2012 and December 31, 2012, we were not in compliance with certain financial covenants included in our credit facility.  In March 2013, in connection with the bank issuance of a waiver for the financial covenants, we amended and restated a LLC member warrant to allow for the immediate exercise of the warrant for a 3% member interest.  The original common stock warrant, issued in May 2012, was for 20% of the contributed members’ equity interest equal to $0.5 million.  The obligation was satisfied with the exercise of the warrant in March 2013 for $0.5 million.

Additionally, related party obligations of $0.7 million were subordinated and $0.4 million of newly issued, convertible, subordinated debt was received from four members of the LLC.  The debt bears interest at 10% per annum, with interest and principal due before March 1, 2014.  Upon completion of the IPO on June 25, 2013, all amounts were released from subordination and paid in full.

        The loan agreement contains usual and customary provisions, including, without limitation:

⋅	limitation on incurring senior indebtedness;

⋅	limitation on making loans and advances;

⋅	limitation on investments, acquisitions, and capital expenditures;

⋅	limitation on liens, mergers and sales of assets; and

⋅	limitations on new activities of Truett-Hurst.

In addition, the loan agreement contains negative and financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually).  At December 31, 2013, we were in compliance with all negative and financial covenants.

Related Party Notes Payable

We executed a $0.2 million unsecured promissory note payable to a member of the LLC, in connection with our repurchase of his Put Interest. The note bears interest at 4.5% per annum and is payable monthly in principal and interest payments of $0.01 million, with any unpaid principal and interest due and payable on May 3, 2015.

In connection with the Chief Executive Officer (“CEO”) of the LLC and Truett-Hurst, Inc.’s departure from a former employer and termination of his non-compete agreement, we agreed to reimburse $0.3 million, payable monthly in principal and interest payments of $0.01 million.  This amount accrued interest at a rate of 0.43% per annum and matured in November 2012.  All amounts due under this agreement have been paid in full.

We executed a $0.4 million note payable to certain members and directors of the LLC and Truett-Hurst, Inc., in connection with operating capital needs. The note bore interest at 6.5% per annum, with the entire principal balance and unpaid accrued interest due and payable on June 30, 2012.  In June 2012, the note was paid in full with funds borrowed under the loan agreement.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

Note to a related party consisted of the following (in thousands, except payments in footnotes):

		2013
		December 31,	June 30,
Related party notes:
Note 1	(1)	$103	$137

Less current maturities		(72)	(70)
Total		$31	$67

(1)
Note payable to a member for the repurchase of a certain percentage of their ownership interest in the LLC; pursuant to exercise of put right; unsecured; payable monthly in principal and interest payments of $6,245; matures in May 2015, at which time a lump sum payment for any remaining principal and interest is due; fixed interest rate of 4.5%.

Future principal and interest payments for the related party notes at December 31, 2013 are as follows:

Years ending June 30:
( in thousands)
2014	$36
2015	67
103
Add: Estimated interest	3
Total	$106

Borrowings

Borrowings consisted of the following (in thousands, except payments in footnotes):

		2013
		December 31,	June 30,
Long term debt:
Note 1	(1)	$3,189	$3,257
Note 2	(2)	94	117
Note 3	(3)	297	330
Total bank notes payable		3,580	3,704

Less current maturities		(252)	(250)
Total		$3,328	$3,454

(1)	Note payable to a bank, collateralized by a deed of trust on property payable monthly in principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

Future principal and interest payments for the long-term debt at December 31, 2013 are as follows:

Years ending June 30:
( in thousands)
2014	$125
2015	254
2016	229
2017	210
2018	180
Thereafter	2,582

3,580
Add: Estimated interest	911

Total	$4,491

Security Agreements and Limited Guaranties

In connection with our entry into a bank loan on July 16, 2012, certain of our executive officers and members of the LLC, as well as certain trusts and other entities under their respective control, entered into guarantee agreements.  For information regarding the bank loan see “Credit Facilities” above.

Limited Guaranty – Hurst Trust: On July 16, 2012, the Hurst Revocable Trust (“Hurst Trust”) , a member of the LLC, and Phillip L. Hurst , director and CEO of the LLC and Truett-Hurst, Inc. and a co-trustee of the Hurst Trust, entered into a Limited Guaranty pursuant to which the Hurst Trust and Mr. Hurst, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Hurst Trust and Mr. Hurst, as guarantor, is limited to 42% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Hambrecht Trust: On July 16, 2012, the Hambrecht Trust and William R. Hambrecht, a director of the LLC and Truett-Hurst, Inc. and trustee of the Hambrecht Trust, entered into a Limited Guaranty pursuant to which the Hambrecht Trust and Mr. Hambrecht, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Hambrecht Trust and Mr. Hambrecht, as guarantor, is limited to 35% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.  On September 30, 2013, Mr. Hambrecht notified the Company that he would not stand for re-election and his director’s term expired November 20, 2013.

Limited Guaranty – Dolan 2005 Trust: On July 16, 2012, the Dolan 2005 Trust, a member of the LLC, and Heath E. Dolan, a director of the LLC and Truett-Hurst, Inc. and a co-trustee of the Dolan 2005 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2005 Trust and Mr. Dolan, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Dolan 2005 Trust and Mr. Dolan, as guarantor, is limited to 26% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Dolan 2003 Trust: On July 16, 2012, the Dolan 2003 Trust, a member of the LLC, and Paul E. Dolan, III , a director of the LLC and Truett-Hurst, Inc. and trustee of the Dolan 2003 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2003 Trust and Mr. Dolan, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Dolan 2003 Trust and Mr. Dolan, as guarantor, is limited to 26% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

Limited Guaranty – Carroll-Obremskey Trust: On July 16, 2012, the Carroll-Obremskey Trust, a member of the LLC, and Daniel A. Carroll, a director of the LLC and Truett-Hurst, Inc. and a co-trustee of the Carroll-Obremskey Trust, entered into a Limited Guaranty pursuant to which the Carroll-Obremskey Trust and Mr. Carroll, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Carroll-Obremskey Trust and Mr. Carroll, as guarantor, is limited to 26% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Unlimited Guaranty – Hambrecht Wine Group: On July 16, 2012, the Hambrecht Wine Group, a member of the LLC, entered into an Unlimited Guaranty pursuant to which Hambrecht Wine Group guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of Hambrecht Wine Group, as guarantor, is unlimited. On September 30, 2013, Mr. Hambrecht notified the Company that he would not stand for re-election and his director’s term expired November 20, 2013.

Supply Contract

On February 26, 2013, we executed a supply of goods agreement for our paper wine bottle.  The term of the agreement is seven years and the minimum purchase commitment for the first two years is $0.8 million for each year.  Minimum purchase amounts for years three through seven are to be agreed upon six-months before the commencement of each of those years, respectively.  Under the terms of this arrangement, we have exclusive rights to certain geographic regions, as long as minimum purchase levels are maintained.  Additionally, the agreement commits us to an annual marketing spend of the lesser of 5% of our net sales of wine supplied in the products, or $1.0 million.  At December 31, 2013, future commitments for finished goods total approximately $2.3 million.

We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements with third parties and related party growers.  Future minimum inventory commitments at December 31, 2013 are as follows:

	Third	Related
Years ending June 30:	Parties	Parties	Total
	(in thousands)
2015	$3,597	$612	$4,209
2016	2,760	224	2,984
Total	$6,357	$836	$7,193

For the quarter periods ended December 31, 2012, grape inventory purchases under the agreements with related parties totaled $1.1 million.  For the quarter periods ended December 31, 2013, grape inventory purchases under the agreements with related parties were reduced by $0.1 million due to a change in the classification of a related party to a third party.  For the six-month periods ended December 31, 2013 and 2012, grape, bulk wine, and finished goods inventory purchases under the agreements with related parties totaled $0.7 million, $1.4 million, respectively.

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

Generally, a maximum obligation under these contracts is not explicitly stated.  Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated.  Historically, we have not been required to make payments under these obligations, and no liabilities have been recorded at December 31, 2013 and June 30, 2013, for these obligations on our balance sheets.

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	2013
	December 31,	June 30,
	( in thousands)
IPO related fees	$-	$999
Accrued grapes / bulk wine	913	331
Other	332	173
Personnel	224	163
Wine futures	11	32
Accrued interest	-	12
Total	$1,480	$1,710

NOTE 10 – STOCK-BASED COMPENSATION

We have granted restricted stock awards and have the right to grant stock options and other stock-based awards to employees, directors and non-employees under our 2012 Stock Incentive Plan.  For a complete discussion of 2012 Stock Incentive Plan, please refer to the Note 14 - “Stock-based Compensation” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2013.

On December 28, 2012, we granted restricted stock to an officer of our company which vests over three years and had a fair value at date of grant of $0.1 million for a 1% interest in the LLC.  The objective of FASB ASC Topic 718 – Compensation – Stock Compensation (“ASC Topic 718”) is to recognize the employee services received in exchange for the equity issued over the period the services are provided at the fair value of the equity issued.  We recorded employee stock-based compensation expense of $0.01 million and $0.02 million for the quarters and six-month periods ended December 31, 2013, respectively.  On December 28, 2013, 14,000 shares vested and were released to the grantee.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 10 – STOCK-BASED COMPENSATION, continued

On February 4, 2013, we granted restricted stock to an independent contractor who serves as our Creative Director.  The award vests over three years, and had a fair value at the date of grant of $0.9 million for a 5% interest in the LLC.  The objective of ASC Topic 718 is to recognize the employee services received in exchange for the equity issued over the period the services are provided at the fair value of the equity issued.  Additionally, FASB ASC Subtopic 505-50, Equity — Equity Based Payments to Non-Employees defines the measurement date as the earlier of the date at which the commitment for performance is reached, or the date at which the performance is complete is the day that the fair value of the equity award is expensed.  We recorded non-employee stock-based compensation expense of $0.08 million and $0.2 million for the quarters and six-month periods ended December 31, 2013, respectively.

On December 9, 2013, we granted restricted stock to certain directors of our company which vests over three years and has a fair value at date of grant of $0.03 million.  The fair value of restricted stock was measured on the date of grant using the price of the Company’s common stock on that date. Share-based compensation expense for restricted stock issued to employees is recognized on a straight-line basis over the requisite service period according to ASC Topic 718.

The following table summarizes restricted stock unit activity:

	Number of Shares	Aggregate Intrinsic Value

	(in thousands, except shares)
Unvested at September 30, 2013	252,000	$1,258
Granted	8,928	31
Released	(14,000)	(34)
Cancelled/forfeited/expired	-	-
Unvested at December 31, 2013	246,928	$1,255

The following table shows total stock-based compensation expense included in the unaudited condensed consolidated statement of operations:

	Quarter Ended	Six-Month Period Ended
	December 31, 2013	December 31, 2013
	(in thousands)
Sales and Marketing	$78	$184
General and administrative	9	18
Total	$87	$202

We did not incur stock-based compensation for the quarter and six-month periods ended December 31, 2012.

NOTE 11 – EARNINGS PER SHARE

The following table sets forth the Computation of basic and diluted earnings per share with the amounts in thousands except share data:

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 11 – EARNINGS PER SHARE, continued

		Six-Month Period
	Quarters Ended	Ended December 31,
(in thousands, except share data)	December 31, 2013	2013

Net income attributable to Truett-Hurst, Inc.	$40	$7

Earnings Per Share
Basic	0.01	0.00
Diluted	0.01	0.00

Basic shares used in computing earnings per share	2,700,462	2,700,230
Diluted shares used in computing earnings per share	2,947,390	2,947,158

For FY14, an aggregate of 246,928 restricted stock were granted to certain employees, non-employees and members of the board of directors and were included in the computation of diluted earnings per common share.

For FY14, an aggregate of 4,102,644 LLC units were held by LLC owners who entered into an exchange agreement under which they have the right to exchange their LLC units for shares of the Company’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In accordance with ASC 260, Earnings Per Share, all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common stockholders and are therefore participating securities.  The shares of Class B common stock do not share in our earnings and are therefore not participating securities.  Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented.  Basic net loss per share information is not applicable for reporting periods prior to June 26, 2013, the completion of our initial public offering.

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

In October 2012, we executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and Ten-year Treasury interest rates, and therefore has been categorized as Level 2.  Future volatility of the interest rate swap obligation could have a material impact in future periods.  This derivative is not designated as a hedging instrument and has been recorded at fair value on our consolidated balance sheets.  Changes in the fair value of this instrument have been recognized in our consolidated statements of operations in other income (expense).

The following tables set forth our fair values at December 31, 2013 and at June 30, 2013 by level within the fair value hierarchy:

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

	Fair Value as of	Significant
	December 31,	Other Observable
	2013	Inputs
	(in thousands)
		(Level 2)
Assets
Interest rate swap (1)	158	158
Total	$158	$158

(1)	Included in "Other Current Assets" in the Consolidated Balance Sheet.

		Significant
	Fair Value as of	Other Observable
	June 30, 2013	Inputs
	(in thousands)
		(Level 2)
Assets
Interest rate swap (1)	110	110
Total	$110	$110

(1)	Included in "Other Current Assets" in the Consolidated Balance Sheet.

NOTE 13 – TAXES

The effective tax rate for the quarters and six-month periods ended December 31, 2013 was 16.5% and 18.7%, respectively.  The tax provision for the current year period is based on an estimate of our annualized income tax rate.  Our effective tax rate includes a rate benefit attributable to the fact our subsidiaries operate as a limited liability company which is not subject to federal or state income tax.  Accordingly, a portion of our earnings are not subject to corporate level taxes.  The Company did not have an effective tax rate for the quarters and six-month periods ended December 31, 2012 due to the completion of the Company’s IPO on June 25, 2013.

We had no unrecognized tax benefits at December 31, 2013 and did not incur any income tax related interest expense or penalties related to uncertain tax positions.

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
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 14 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION, continued

Net Sales

The following table reflects net sales, cost of sales and gross margin percentage by segment for each of the quarters and six-month periods ended December 31, 2013 and 2012:

	Quarters Ended December 31,		Six-Month Periods Ended December 31,
Net Sales (in thousands)	2013	2012	2013	2012
Wholesale	$4,357	$2,240	$8,379	$6,464
Direct to consumer	1,091	760	2,019	1,508
Internet	548	411	984	589
Total	$5,996	$3,411	$11,382	$8,561

	Quarters Ended December 31,		Six-Month Periods Ended December 31,
Cost of sales (in thousands)	2013	2012	2013	2012
Wholesale	$3,078	$1,671	$6,044	$4,820
Direct to consumer	433	383	804	649
Internet	364	241	624	346
Total	$3,875	$2,295	$7,472	$5,815

	Quarters Ended December 31,		Six-Month Periods Ended December 31,
Gross Margin Percentage	2013	2012	2013	2012
Wholesale	29%	25%	28%	25%
Direct to consumer	60%	50%	60%	57%
Internet	34%	41%	37%	41%

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

					Percent of Total
	Percent of Total Net Sales				Accounts Receivable
	Three Months Ended		Six-Month Periods Ended
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013	2012

Customer A	8%	17%	8%	21%	-	4%
Customer B	1%	4%	1%	10%	3%	-
Customer C	6%	10%	6%	8%	6%	12%
Customer D	24%	17%	32%	9%	29%	21%
Customer E	-	10%	-	13%	-	9%
Customer F	3%	6%	2%	7%	3%	3%
Customer G	2%	5%	1%	2%	3%	15%
Customer H	34%	-	28%	-	31%	-

International sales were $0.4 million and $0.1 million for the quarter periods ended December 31, 2013 and 2012, respectively.  International sales were $0.7 million and $0.1 million for the six-month periods ended December 31, 2013 and 2012, respectively.

NOTE 15 – SUBSEQUENT EVENTS

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

The following management’s discussion and analysis of financial condition and results of operations for the quarters and six-month periods ended December 31, 2013 and the June 30, 2013 balance sheet, include the results of Truett-Hurst, Inc. and its subsidiaries: H.D.D. LLC (“LLC”) and its consolidated subsidiary, The Wine Spies, LLC (“Wine Spies”) (collectively, “we,” “Truett-Hurst,” “our,” “us,” or “the Company”). We consolidate the financial results of the LLC and its consolidated subsidiary, and record non-controlling interest for the economic interest in the LLC and its consolidated subsidiary.  Non-controlling interest’s represent the portion of equity ownership in subsidiaries that are not attributable to Truett-Hurst, Inc.    The unaudited condensed consolidated financial statements for the quarters and six-month periods ended December 31, 2012 reflect the results of the LLC and Wine Spies.  Truett-Hurst, Inc.’s fiscal 2013 period is from June 26, 2013 to June 30, 2013 due to the completion of the Company’s initial public offering (“IPO”) on June 25, 2013.  Unless the context suggests otherwise, references in this report to Truett-Hurst Inc. refer (1) prior to the June 2013 IPO of Truett-Hurst Inc. and related transactions, to the LLC and its consolidated subsidiary and (2) after our IPO and related formation transactions, to Truett-Hurst Inc. and its consolidated subsidiaries.

Certain reclassifications have been made to these fiscal 2013 quarter condensed consolidated financial statements to conform to the current fiscal 2014 quarter presentation.  Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year or prior year.  For example, “FY13” and “fiscal year 2013” each refer to the fiscal year ended June 30, 2013 and “FY14” and “fiscal year 2014” each refer to the fiscal year ended June 30, 2014.  Other references to “years” mean calendar years.

OVERVIEW OF BUSINESS

We produce and sell premium, super-premium, ultra-premium and luxury wines from grapes grown from our estate vineyard, purchased from growers, bulk wine procured under contracts or on a spot basis, and finished goods from both import and domestic producers.  We are headquarter in Sonoma County, California with tasting rooms in the Dry Creek and Russian River appellations.  Our wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Syrah, Merlot, and Cabernet Sauvignon and are sold across a number of premium – luxury price points for three distinct distribution channels: three-tier, direct to consumer and internet.  We design, develop and own our brands and develop retail exclusive brand labels through our retail alliances.  We market our brands through innovative packaging and label designs.

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

RECENT TRENDS AND EVENTS

The California 2013 vintage grape harvest is estimated at 4.3 million tons which approximates the 2012 harvest.   The 2012 harvest was approximately 13% higher than the 2011.  The 2012 and 2013 harvests are expected to align domestic supply and demand particularly in light of the smaller harvest of 2010 and 2011.

In August 2013, we launched California Square, an ultra-premium wine program.  It was featured at the 65th Annual Emmy Awards Ceremony on September 21 and 22, 2013.  California Square was presented to celebrities and VIPs throughout the awards weekend in Los Angeles California.  The entire line of California Square wines, crafted by winemaker Virginia Marie Lambrix, includes: a Russian River Valley Chardonnay, Paso Robles Cabernet Sauvignon, and Paso Robles red blend.

In October 2013, the LLC entered into a co-ownership trademark agreement with wine industry veteran Daryl Groom, for a fifty-percent ownership in and all rights, titles and interest in the Colby Red trademark.  Colby Red is a California cuvée of Cabernet Sauvignon, Zinfandel, Shiraz, Merlot, and Petite Sirah with a suggested retail price ranging between $11.99-$13.99 per bottle.  The brand is expected to contribute positively to our sales, gross profit, gross margin and net income and provide an opportunity for new points of distribution.  Shipments commenced December 2013.

In November 2013, we launched Paper Boy, the first paper wine bottle in the United States.  Paper Boy’s bottle is made from 100% recycled cardboard and has a plastic insert with proven bag in a box technology.  The package is 85% lighter than a glass bottle and is easily recyclable.  Its carbon footprint is significantly smaller than glass and provides an easy alternative to enjoying wine outdoors where glass is prohibited.  Demand for Paper Boy exceeds our paper bottle supplier’s current production levels which could affect this brand’s sales growth.  However, the paper bottle supplier is working to resolve this issue.

We continue to receive positive feedback from our retailers, national publications and newspapers for our wine quality and packaging innovation.  For example, in December 2013, Robert Parker, one of the industry’s most highly regarded wine critic’s, evaluated and rated selected VML wines (Wine Advocate #210).  Mr. Parker not only provided high scores but also favorably commented on our innovative design and packaging.  We believe these scores and the resulting consumer awareness of our brands can be leveraged by our distributors with industry gate keepers to expand points of distribution in the marketplace.

SIGNIFICANT TRANSACTIONS

Formation Transactions

On June 19, 2013, the limited liability company agreement of the LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that we refer to as “LLC Units.”  We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their LLC Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.  At June 30, 2013 there were 4,102,644 LLC Units held by parties other than Truett-Hurst Inc. which upon exercise of the right to exchange would exchange for 4,102,644 shares of Class A common stock.

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

As a result of the IPO and formation transactions in June 2013, we became the sole managing member of, and have a controlling equity interest in, the LLC.  As the sole managing member of the LLC, we operate and control all of the business and affairs of the LLC and through the LLC and its consolidated subsidiary (Wine Spies) conduct our business.  We consolidate the financial results of the LLC and its consolidated subsidiary, and record non-controlling interest for the economic interest of the LLC and its consolidated subsidiary.  Non-controlling interest’s represent the portion of equity ownership in subsidiaries that are not attributable to Truett-Hurst, Inc.

SEASONAL TRENDS

The wine industry experiences increased sales in October, November and December.  Our sales have historically followed several distinct trends.  Sales are typically higher upon the launch of a new product into the marketplace and when our retail exclusive alliances promote brands through in-store displays and advertising promotions.

STRATEGIC OBJECTIVES

Wine industry sales are defined by four major categories: sub-premium (below $7 per bottle retail price), super-premium (between $7 – $14 per bottle retail price), ultra-premium (over $14 - $25 per bottle retail price) and luxury ($25+ per bottle retail price).  We focus on the super, ultra-premium and luxury wine categories with a sales price up to $50 per bottle.  Our wholesale sales channel targets the super and ultra-premium categories, our direct to consumer channel targets the luxury category through our wine clubs and tasting rooms and our fifty percent investment in The Wine Spies represents internet flash sales of popular super premium and luxury wines.

Our business strategy includes (i) developing innovative products, (ii) building private label brands for large U.S. retailers (iii) building national brands within the existing portfolio of brands, (iv) expanding our retail base and distribution channels, (v) expanding our direct to consumer and internet business, and (vi) continuing to develop new ways to engage customers and to distribute our wines.  Continued growth of our net sales, gross profit and net income will depend upon our execution of new brand introductions with innovative packaging designs and our ability to leverage existing brands in our portfolio with our distributors, retailer exclusive alliances, direct to consumer and internet sales channels.

We remain committed to our strategic objectives of growing sales, expanding margins and increasing cash flow in order to achieve earnings per share growth and reduce borrowings.

Results of Operations

Factors Affecting Our Operating Results

Our net sales are affected by advertising, discounts, promotions, merchandising and packaging in the wholesale segment, the availability of display space at our retail locations, all of which have a significant impact on consumers’ buying decisions.   Our cost of sales includes wine-related inputs including grapes, bulk wine, and finished goods, wine making production overhead costs and bottling materials (bottles, capsules, corks, labels, labor and overhead expenses).

Net Sales.  Net sales include sales from each distribution channel: wholesale, direct to consumer and internet.  Wholesale sales include our brands sold in the broad market and on a retailer exclusive basis through the three-tier distribution system.  Direct to consumer sales of our own brands occur through our tasting rooms and wine clubs.  Internet sales occur through Wine Spies and are principally comprised of brands not owned by us.  The following tables compare net sales by segment for the quarters and six-month periods ended December 31, 2013 and 2012:

	Quarters Ended December 31,				Six Month Periods Ended December 31,
(in thousands, except			Increase	%			Increase	%
percentages)	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Wholesale	$4,357	$2,240	$2,117	95%	$8,379	$6,464	$1,915	30%
Direct to consumer	1,091	760	331	44%	2,019	1,508	511	34%
Internet	548	411	137	33%	984	589	395	67%
Total	$5,996	$3,411	$2,585	76%	$11,382	$8,561	$2,821	33%

Significant growth was seen in all sales channels.  Wholesale net sales increased 95% and 30% in the second quarter and first six-months of fiscal 2014, respectively.  This increase resulted primarily from introduction of Paper Boy, Colby Red and continued sales of California Square, our evocative wraps program and growth in our broad market distributed brands (Bradford Mountain and Healdsburg Ranches).  Direct to consumer net sales increased 44% and 34% in the second quarter and first six-months of fiscal 2014, respectively.  This increase resulted primarily from focused efforts to grow the business through wine club sales and leveraging Sonoma County tourism which drove traffic to our tasting rooms.  Internet net sales increased 33% and 67% in the second quarter and first six-months of fiscal 2014, respectively.  Internet sales improved as we had six-months of operations and net sales compared to only five months in the prior-year (acquired August 2012).  In addition, the increase was due to increased website traffic and sales mix, including higher priced, limited production wines.

International net sales were $0.4 million and $0.7 for the second quarter and first six-months of fiscal 2014 compared to $0.1 million for the second quarter and first six-months of fiscal 2013, respectively.  We are now selling wines into Canada and Mexico.

We record sales discounts and depletion allowances as a reduction of sales.  For the quarter periods ended December 31, 2013 and 2012, sales discounts and depletion allowances totaled $0.2 million and $0.4 million, respectively.  For six-months 2014 and 2013, sales discounts and depletion allowances totaled $0.3 million and $0.6 million, respectively.

Cost of Sales. Costs of sales includes costs associated with direct and indirect grape growing costs, external grape, bulk wine and finished goods purchases, packaging materials, direct and indirect winemaking production costs.  No further costs are allocated to inventory once the product is bottled and ready for sale.  The following tables compare cost of sales by segment for the three and six-month periods ended December 31, 2013 and 2012:

	Quarters Ended December 31,				Six Month Periods Ended December 31,
	(in thousands, except percentages)				(in thousands, except percentages)
	2013	2012	Increase (Decrease)	% Change	2013	2012	Increase (Decrease)	% Change
Wholesale	$3,078	$1,671	$1,407	84%	$6,044	$4,820	$1,224	25%
Direct to consumer	433	383	50	13%	804	649	155	24%
Internet	364	241	123	52%	624	346	278	80%
Total	$3,875	$2,295	$1,580	69%	$7,472	$5,815	$1,657	28%

Cost of sales increase for the second quarter and first six-months of fiscal 2014 was attributable to the related increase in sales and sales mix.  Total cost of sales was 69% and 28% compared to net sales increase of 76% and 33% for the second quarter and first six-months of fiscal 2014, respectively.

Gross Profit / Gross Profit Margin.

The following tables compares gross profit and gross profit margins for the quarters and six-month periods ended December 31, 2013 and 2012:

	Quarters Ended December 31,		Six Month Periods Ended December 31,
	(in thousands, except percentages)		(in thousands, except percentages)
	2013	2012	2013	2012
Net sales	$5,996	$3,411	$11,382	$8,561
Cost of sales	3,875	2,295	7,472	5,815
Gross profit	$2,121	$1,116	$3,910	$2,746

Gross profit margin	35%	33%	34%	32%

The following tables compares gross profit margin by segments for the quarters and six-month periods ended December 31, 2013 and 2012:

	Quarters Ended December 31,		Six-Month Periods Ended December 31,
Gross Margin Percentage	2013	2012	2013	2012
Wholesale	29%	25%	28%	25%
Direct to consumer	60%	50%	60%	57%
Internet	34%	41%	37%	41%

Wholesale gross profit margins improved as a combination of new brand introductions at higher price points and the reduction of sales of lower margin wines.  Direct to consumer gross profit margins increased compared to the same prior-quarter period and was attributable to reduced discounting, and selected price increases associated with vintage transitions.  The internet gross profit margin decreased as we emphasized gross profit over gross margin by offering higher priced wines.

Sales and Marketing. Sales and marketing expenses consist primarily of non-production personnel costs, advertising and other marketing promotions.  Advertising costs are expensed as incurred.  For the second quarter and first six-months of fiscal 2014, advertising expense totaled approximately $0.09 million and $0.1 million, respectively.  For the second quarter and first six-months of fiscal 2013, advertising expense totaled approximately $0.02 million, respectively.  Our sales and marketing variable expenses increase proportionately with increased sales.  The following tables compare sales and marketing expenses for the quarters and six-month periods ended December 31, 2013 and 2012:

	Quarter Ended December 31,				Six Month Periods Ended December 31,
	(in thousands, except percentages)				(in thousands, except percentages)
	2013	2012	Increase (Decrease)	% Change	2013	2012	Increase (Decrease)	% Change
Sales and marketing	$1,280	$881	$399	45%	$2,330	$1,648	$682	41%

Percentage of net sales	21%	26%			20%	19%

Sales and marketing expense increased 45% during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, and increased 41% during the first six-months of fiscal 2014 compared to the same period in fiscal 2013. These increases were primarily due to our continued expansion of our brand related programming, promotions and incentives, increased headcount and related expenses, and increased spending on other sales and marketing expenses associated with increased sales.

We report the amounts billed to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as a sales and marketing expense.  Shipping costs were $0.2 million and $0.4 million compared to $0.2 million and $0.3 million for the second quarter and first six-months of fiscal 2014 and 2013, respectively.

General and Administrative. General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions.  We will experience higher administrative costs as a result of being a public company.  The following tables compare general and administrative expenses for the quarters and six-month periods ended December 31, 2013 and 2012:

	Quarter Ended December 31,				Six Month Periods Ended December 31,
	(in thousands, except percentages)				(in thousands, except percentages)
	2013	2012	Increase (Decrease)	% Change	2013	2012	Increase (Decrease)	% Change
General and administrative	$707	$746	$(39)	(5)%	$1,547	$1,106	$442	40%

Percentage of net sales	12%	22%			14%	13%

General and administrative expense decreased 5% during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, and increased 40% during the first six-months of fiscal 2014 compared to the same period in fiscal 2013. These increases were primarily due to the continued expansion of our infrastructure, increased headcount and related expenses, and increased spending on professional services.

Interest Expense

Interest expense was $0.04 million and $0.1 million compared to $0.1 million and $0.2 million for the second quarter and first six-months of fiscal 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of available cash are from existing cash from operations, the revolving loan portion of our credit facility and equity offerings.  In fiscal year 2012 we also entered into factoring agreements.  Our primary cash needs are to fund working capital requirements, including costs associated with the development, release and sale of new brands, and capital expenditures for barrels and other equipment to facilitate increased production, repay our indebtedness (interest and principal payments) and operating expenses.  Working capital requirements for our wholesale and direct to consumer segments is supported by grapes (grown or purchased) and semi-finished bulk wine (purchased under contract or on the spot market).  The actual wine programs and segments in which the grapes and bulk wine procured will be used are not known until our winemaker has completed the winemaking, blending and oak aging production process.  It is not possible to accurately assign inventory costs to each segment because the bottled inventory may be sold in multiple segments.   Inventory for our internet segment is purchased as finished goods and in quantities based upon that day’s orders.  A single wine is offered each day and available only for that 24-hour period.  Inventory on hand principally comprises sales orders to be fulfilled.

Borrowings under our revolving loan facility are at the London Interbank Offered Rate (“LIBOR”), plus a credit spread.  For information regarding the loan guarantees see below “Security Agreements and Limited Guarantees” below and “Note 8 – Commitments and Contingencies” to the Unaudited Consolidated Financial Statements included in this Quarterly Report.  The availability is subject to our compliance with certain contractual financial and non-financial covenants.  The terms of our credit facility require, among other things, compliance with certain financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually).  We were in compliance with the loan covenants at December 31, 2013.

We currently do not have any material commitments for capital expenditures.  We have experienced no material trends or changes in the type or cost of our capital resources.  We do not currently plan on entering into any lease arrangements for barrels or other equipment.

We believe that our cash position and availability under our senior secured credit facility will be adequate to finance working capital needs and planned capital expenditures for at least the next twelve months.  We may, however, require additional liquidity as we continue to execute our business strategy.  We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity, although no assurance can be given that such forms of capital will be available to us, or available to us on terms which are acceptable, at such time.

Our working capital decreased $0.3 million to $16.1 million at December 31, 2013 from $16.4 million at June 30, 2013.  The decrease in working capital was primarily due to a decrease in cash and accounts receivable as discussed below.  Cash consists of cash and money market accounts.  Cash decreased by $3.9 million to $7.5 million for the period ended December 31, 2013 from $11.4 million at the end of fiscal 2013.

Cash Flows from Operating Activities

Net cash used in operating activities increased $1.5 million to $4.2 million compared to $2.7 million for the six-months ended December 2013 and 2012, respectively.  The significant changes in cash flows used in operating activities is attributable to increase in inventories and other current assets offset by a reduction in accounts payable and accrued expenses and accounts receivable. Management believes cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $0.3 million to $0.6 million compared to $0.9 million for the six-months ended December 2013 and 2012, respectively.  The significant changes in cash flows used in investing activities is attributable to a decrease in property and equipment purchases and due to the acquisition of Wine Spies during the prior-quarter of fiscal 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $2.5 million to $0.9 million compared to $3.5 million for the six-months ended December 2013 and 2012, respectively.  The significant changes in cash flows provided by financing activities is attributable to decreased borrowings, an increase in advances from related parties and a net change in payments on long term debt.

Contractual Obligations and Commitments

Financing Agreements

Indebtedness

Our primary sources of indebtedness are the bank loan (as defined below) and notes payable to a member.  For information regarding the loan guarantees see below “Security Agreements and Limited Guarantees” below and “Note 8 – Commitments and Contingencies” to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

Bank Loan.  On July 16, 2012, we entered into five loan agreements with a bank (collectively, the “Bank Loan”):

•	$9.0 million Line of Credit Note: We received a line of credit from a bank in the principal amount of up to $9.0 million due on or before May 31, 2014. The aggregate principal balance outstanding bears interest at 1.75% above LIBOR.

•	$3.4 million Term Note: We received a term note from a bank in the principal amount of $3.4 million due on or before May 31, 2022. The aggregate principal balance outstanding bears interest at 2.25% above the One-Month LIBOR. Effective October 31, 2012, we entered into a swap arrangement with the bank fixing the interest rate at 4.00% for the term of the note.

•	$0.4 million Equipment Purchase Line of Credit Note: We received an equipment purchase line of credit note in the principal amount of $0.3 million from the bank and matures on November 1, 2015. The aggregate principal balance outstanding bears interest at 2.25% above the One-Month LIBOR Rate. The equipment purchase line of credit was increased to $0.4 million pursuant to a modification agreement we entered into as of October 3, 2012 with the bank and funded on January 28, 2013. The aggregate principal outstanding bears 3.75% fixed interest and will be repaid in 60 monthly payments. The first monthly payment was made on February 15, 2013 and matures on January 15, 2018.

•	$0.1 million Master Equipment Financing Agreement: We entered into an agreement with the bank to finance the purchase of certain equipment on October 2, 2012 in the amount of $0.1 million. The aggregate principal outstanding bears 3.75% fixed interest and will be repaid in 36 monthly payments. The first monthly payment was made on November 1, 2012.

•	$0.1 million Foreign Exchange Note: We received a foreign exchange note in the principal amount of $0.1 million from the bank due on or before May 31, 2014 that carries a 10% credit percentage and permits us to enter into any spot or forward transaction to purchase from or sell to the bank a foreign currency of an agreed amount.

The bank loan contains usual and customary covenants, including, without limitation:

•	limitation on incurring senior indebtedness;

•	limitation on making loans and advances;

•	limitation on investments, acquisitions, and capital expenditures;

•	limitation on liens, mergers and sales of assets; and

•	limitations on new activities of Truett-Hurst.

In addition, the bank loan contains negative and financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually).

We were in compliance in all material aspects with all covenants at December 31, 2013.

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

With the addition of John D. Fruth to our board of directors, subsequent to the IPO, the factor agreement became a related party agreement.  The April 2012 agreement for the amount due of $0.9 million at June 30, 2012 was paid subsequent to fiscal 2012 year end.  Interest of $nil was paid under these agreements for the quarter periods ended December 31, 2013 and 2012 and interest of $nil and $0.03 million was paid under these agreements for the six-month period ended December 31, 2013 and 2012, respectively.

Security Agreements and Limited Guaranties

In connection with our entry into a bank loan on July 16, 2012, certain of our executive officers and members of the LLC, as well as certain trusts and other entities under their respective control, entered into guarantee agreements. For information regarding the bank loan see “Credit Facilities” above.

Limited Guaranty – Hurst Trust: On July 16, 2012, the Hurst Revocable Trust (“Hurst Trust”) , a member of the LLC, and Phillip L. Hurst , director and CEO of the LLC and Truett-Hurst, Inc. and a co-trustee of the Hurst Trust, entered into a Limited Guaranty pursuant to which the Hurst Trust and Mr. Hurst, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Hurst Trust and Mr. Hurst, as guarantor, is limited to 42% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Hambrecht Trust: On July 16, 2012, the Hambrecht Trust and William R. Hambrecht, a director of the LLC and Truett-Hurst, Inc. and trustee of the Hambrecht Trust, entered into a Limited Guaranty pursuant to which the Hambrecht Trust and Mr. Hambrecht, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Hambrecht Trust and Mr. Hambrecht, as guarantor, is limited to 35% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.  On September 30, 2013, Mr. Hambrecht notified the Company that he would not stand for re-election and his director’s term expired November 20, 2013.

Limited Guaranty – Dolan 2005 Trust: On July 16, 2012, the Dolan 2005 Trust, a member of the LLC, and Heath E. Dolan, a director of the LLC and Truett-Hurst, Inc. and a co-trustee of the Dolan 2005 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2005 Trust and Mr. Dolan, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Dolan 2005 Trust and Mr. Dolan, as guarantor, is limited to 26% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Dolan 2003 Trust: On July 16, 2012, the Dolan 2003 Trust, a member of the LLC, and Paul E. Dolan, III , a director of the LLC and Truett-Hurst, Inc. and trustee of the Dolan 2003 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2003 Trust and Mr. Dolan, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Dolan 2003 Trust and Mr. Dolan, as guarantor, is limited to 26% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Carroll-Obremskey Trust: On July 16, 2012, the Carroll-Obremskey Trust, a member of the LLC, and Daniel A. Carroll, a director of the LLC and Truett-Hurst, Inc. and a co-trustee of the Carroll-Obremskey Trust, entered into a Limited Guaranty pursuant to which the Carroll-Obremskey Trust and Mr. Carroll, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Carroll-Obremskey Trust and Mr. Carroll, as guarantor, is limited to 26% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Unlimited Guaranty – Hambrecht Wine Group: On July 16, 2012, the Hambrecht Wine Group, a member of the LLC, entered into an Unlimited Guaranty pursuant to which Hambrecht Wine Group guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of Hambrecht Wine Group, as guarantor, is unlimited. On September 30, 2013, Mr. Hambrecht notified the Company that he would not stand for re-election and his director’s term expired November 20, 2013.

Concentration of Credit Risk and Off-Balance Sheet Arrangements

We maintain our cash with highly rated credit institutions.  Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business maintain cash balances in excess of federally insured limits.

Our accounts receivable consists primarily of trade receivables from customers.  We review accounts receivable regularly and make estimates for allowance for doubtful accounts when there is doubt as to the collectability of individual balances.  Our accounts receivable credit risk is not concentrated within any one geographic area or customer group.  We believe our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances.

Off-Balance Sheet Arrangements

We do not have off-balance sheet risks related to foreign exchange contracts, option contracts or other foreign hedging arrangements.

Leases and Commitments

We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements with third parties and related party growers. Future minimum inventory commitments at December 31, 2013 are as follows:

	Third	Related
Years ending June 30:	Parties	Parties	Total
	(in thousands)
2015	$3,597	$612	$4,209
2016	2,760	224	2,984
Total	$6,357	$836	$7,193

Supply Contract

On February 26, 2013, we executed a supply of goods agreement for our paper wine bottle.  The terms of the agreement is seven years and the minimum purchase commitment for the first two years is $0.8 million for each year.  Minimum purchase amounts for years three through seven are to be agreed upon six-months before the commencement of each of those years, respectively.  Under the terms of this arrangement, we have exclusive rights to certain geographic regions, as long as minimum purchase levels are maintained.  Additionally, the agreement commits us to an annual marketing spend of the lesser of 5% of our net sales of wine supplied in the products, or $1.0 million.  At December 31, 2013, future commitments for finished goods total approximately $2.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective at June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management did not perform an assessment regarding the effectiveness of internal control over financial reporting at December 31, 2013.  As a newly public company, management is not required to perform an assessment of internal control over financial reporting and such an assessment will be required at June 30, 2014.  However, in connection with the audits of our consolidated financial statements as of the fiscal years ended June 30, 2011 and 2012, a material weakness in our internal control over financial reporting was identified.  The material weakness pertains to deficiencies in the accounting research and reporting functions and the closing and reporting process due to our lack of accounting documentation and procedures, lack of segregation of duties, potential for management override of controls and lack of current expertise in reporting requirements.

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

Changes to Internal Control over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Paul Dolan, a former employee of Mendocino Wine Group (“MWG”), left MWG in 2012. Dolan filed suit against MWG in connection with establishing a fair price for his interest in MWG, and MWG filed a cross-complaint alleging Dolan breached his duty to, and competed with, MWG, and shared confidential information with others, including people at the Company. The suit is pending in Mendocino County Superior Court.  In May 2013, the Company was subpoenaed to produce documents but not named in the suit.  A trial date is yet to be scheduled and the plaintiff has appointed a new attorney who has indicated a desire to settle the matter with Dolan.  We estimate that our response costs will not be material.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 14 day of February, 2013.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	February 14, 2014

Phillip L. Hurst
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James D. Bielenberg	February 14, 2014

James D. Bielenberg
Chief Financial Officer
(Principal Financial/Accounting Officer)

