Form 10-Q
period 2014-03-31
Truett-Hurst, Inc.
filed 2014-05-15
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ending March 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 333-187164

TRUETT-HURST, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	46-1561499
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

4035 Westside Road, Healdsburg, California	95448
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common stock, par value $0.001 per share	3,599,778

TRUETT-HURST INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31, 2014	June 30, 2013

ASSETS
Current assets:
Cash	$5,117	$11,367
Accounts receivable	2,523	2,816
Inventories	17,184	13,222
Bulk wine deposit	1,125	-
Other current assets	205	245
Total current assets	26,154	27,650
Property and equipment, net	5,575	5,383
Goodwill	134	134
Intangible assets, net	659	706
Deferred tax asset, net	2,669	-
Other assets, net	369	259
Total assets	$35,560	$34,132

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$6,582	$6,887
Accounts payable	2,020	2,123
Accrued expenses	933	1,710
Due to related parties	331	71
Current portion of deferred taxes	-	96
Current maturities of related party notes	73	70
Current maturities of long-term debt	332	250
Total current liabilities	10,271	11,207

Long-term debt, net of current maturities	3,611	3,454
Due to related parties pursuant to tax receivable agreement	2,512	-
Deferred taxes, net of current portion	-	127
Deferred rent liability	51	53
Related party notes, net of current maturities	12	67
Total liabilities	16,457	14,908

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized and zero issued and outstanding	-	-
Class A common stock, par value of $0.001 per share, 7,000,000 authorized and 3,599,778 issued and outstanding at March 31, 2014 and 2,700,000 at June 30, 2013	4	3
Class B common stock, par value of $0.001 per share,1,000 authorized and 10 issued and outstanding	-	-
Additional paid-in capital	13,786	10,977
Accumulated deficit	(3,645)	(3,467)
Total Truett-Hurst, Inc. equity	10,145	7,513
Non-controlling interests	8,958	11,711
Total equity	19,103	19,224
Total liabilities and stockholders' equity	$35,560	$34,132

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(unaudited)

	Quarters Ended March 31,		Nine-Month Periods Ended March 31,
	2014	2013	2014	2013

Sales	$5,280	$3,666	$16,957	$12,477
Less excise tax	(120)	(92)	(415)	(342)
Net sales	5,160	3,574	16,542	12,135

Cost of sales	3,408	2,242	10,880	8,057

Gross profit	1,752	1,332	5,662	4,078

Operating expenses:
Sales and marketing	1,252	1,005	3,582	2,653
General and administrative	738	571	2,285	1,677
Provision for loss of deposit	400	-	400	-
Bulk wine sales, net (gain) loss	-	-	(1)	-
Total operating expenses	2,390	1,576	6,266	4,330
Loss from operations	(638)	(244)	(604)	(252)
Other income (expense):
Interest expense	(42)	(73)	(123)	(253)
Other	(56)	58	(26)	(17)
Total other income (expense)	(98)	(15)	(149)	(270)
Loss before income taxes	(736)	(259)	(753)	(522)
Income tax (benefit) expense	(111)	-	(100)	2
Net loss before non-controlling interests	(625)	(259)	(653)	(524)
Less: Net income (loss) attributable to non-controlling interest: The Wine Spies, LLC	(13)	4	(74)	(44)
Net loss attributable to Truett-Hurst, Inc. and H.D.D. LLC	(612)	$(263)	(579)	(480)
Less: Net loss attributable to non-controlling interest: H.D.D. LLC	(428)		(402)
Net loss attributable to Truett-Hurst, Inc.	$(184)		$(177)

Net earnings per share:
Basic and diluted	$(0.06)		$(0.07)

Weighted average shares used in computing net loss per share:
Basic and diluted	2,936,894		2,704,752

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine-Month Periods Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(653)	$(524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	394	256
Stock-based compensation	253	56
Deferred taxes	(100)	-
Loss (gain) on fair value of warrant and interest rate swap	(3)	18
Deferred rent	(2)	(3)
Contributed rent	-	35

Changes in operating assets and liabilities, net
Accounts receivable	293	(87)
Inventories	(3,962)	(4,749)
Bulk wine deposit	(1,125)	(486)
Other current assets	44	(664)
Accounts payable and accrued expenses	(880)	1,367
Net cash used in operating activities	(5,741)	(4,781)

Cash flows from investing activities:
Acquisition of property and equipment	(472)	(725)
Acquisition of intangible and other assets	(180)	(52)
Acquisition of The Wine Spies, LLC	-	(325)
Proceeds from sale of assets	1	-
Net cash used in investing activities	(651)	(1,102)

Cash flows from financing activities:
Net proceeds from (payments on) line of credit	(305)	5,415
Advances from related parties	-	683
Net proceeds (payments to) related parties	260	(77)
Proceeds from related party notes	-	350
Payments on related party notes	(52)	(450)
Proceeds from long-term debt	425	3,881
Payments on long-term debt	(186)	(3,544)
Payments on amount due factor	-	(869)
Proceeds from exercise of warrant	-	498
Net cash provided by financing activities	142	5,887

Net increase (decrease) in cash	(6,250)	4
Cash at beginning of period	11,367	167
Cash at end of period	$5,117	$171

Supplemental disclosure of cash flow information:
Cash paid for interest	$125
Cash paid for income taxes	$2	$1

Supplemental disclosure of non-cash transactions
Contributed rent for membership interest	$-	$36
Deferred tax asset arising from LLC unit exchange	$2,791	$-
Due to related parties pursuant to tax receivable agreement	$2,512	$-
Equity benefit on LLC unit exchange	$279	$-

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements for the quarter and nine-month periods ended March 31, 2014 and the June 30, 2013 balance sheet, include the results of Truett-Hurst, Inc. (“THI”) and its subsidiaries: H.D.D. LLC (“LLC”) and its consolidated subsidiary, The Wine Spies, LLC (“Wine Spies”) (collectively, “we,” “Truett-Hurst,” “our,” “us,” or “the Company”). THI consolidates the financial results of the LLC and its consolidated subsidiary, and records a non-controlling interest for the economic interest in the LLC and its consolidated subsidiary. Non-controlling interest represents the portion of equity ownership in subsidiaries that are not attributable to THI. The unaudited condensed consolidated financial statements for the quarters and nine-month period ended March 31, 2013 reflect the results of the LLC and Wine Spies. THI’s fiscal 2013 period is from June 26, 2013 to June 30, 2013 due to the completion of the Company’s initial public offering (“IPO”) on June 25, 2013. Unless the context suggests otherwise, references in this report to THI refer (1) prior to the June 2013 IPO of THI and related transactions, to the LLC and its consolidated subsidiary and (2) after our IPO and related formation transactions, to THI and its consolidated subsidiaries.

At March 31, 2014, the Company's and the non-controlling unit holders’ economic interest in the LLC was 52% and 48% compared to 40% and 60%, at June 30, 2013. For additional information see “Note 12 – LLC Units” to the Unaudited Consolidated Financial Statements included in this Quarterly Report. Net income attributable to the non-controlling interest on the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in the LLC held by the non-controlling unit holders. All material intercompany accounts and transactions are eliminated in consolidation. For additional information see “Note 12 – LLC Units” to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. We prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and, in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the SEC on September 27, 2013.

References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year or prior year. For example, “FY13” and “fiscal year 2013” each refer to the fiscal year ended June 30, 2013 and “FY14” and “fiscal year 2014” each refer to the fiscal year ended June 30, 2014. Other references to “years” mean calendar years.

Certain reclassifications have been made to these FY13 quarter condensed consolidated financial statements to conform to the current FY14 quarter presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

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

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

Accounting Pronouncements

In July 2013, the Financial Accounting Standard Board ("FASB") issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists." The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carry forwards, a similar tax loss, or tax credit carry forwards. A gross presentation will be required only if such carry forwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax provision. The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted. We do not believe the adoption of this update will have a material impact on our financial position, results of operations or cash flow, and the disclosure requirements for our consolidated financial statements.

We believe there are no additional new accounting pronouncements adopted but not yet effective that is relevant to the readers of our financial statements.

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

The addition of John D. Fruth to our board of directors, subsequent to the IPO, caused the factor agreement to become a related party transaction. The April 2012 agreement for the amount due of $0.9 million at June 30, 2012 was paid subsequent to FY12 year end. Interest of $nil was paid under these agreements for the quarter periods ended March 31, 2014 and 2013 and interest of $nil and $0.03 million was paid under these agreements for the nine-month period ended March 31, 2014 and 2013, respectively.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31, 2014	June 30, 2013
	( in thousands)
Bulk wine	$6,261	$6,245
Bottled wine	10,585	6,688
Capitalized cultural costs	54	124
Bottling materials and other	284	165
Total	$17,184	$13,222

NOTE 4 – OTHER CURRENT ASSETS

Other current assets at March 31, 2014 and June 30, 2013 includes the fair market value of an interest rate swap for $0.1 million and other prepaid amounts totaling $0.1 million. For information regarding the interest rate swap see “Note 14 – Fair Value of Financial Instruments” to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT, net

Property and equipment consisted of the following:

	March 31, 2014	June 30, 2013
	( in thousands)
Building and improvements	$1,740	$1,740
Furniture and fixtures	228	158
Land and land improvements	2,804	2,804
Leasehold improvements	90	66
Machinery and equipment	1,228	960
Vehicles	93	77
Vineyard development	353	353
Vineyard equipment	327	330
	6,863	6,488

Less accumulated depreciation and amortization	(1,288)	(1,105)

Total	$5,575	$5,383

Depreciation and amortization totaled $0.1 million and $0.2 million for the quarter periods ended March 31, 2014 and 2013, respectively. Depreciation and amortization totaled $0.2 million and $0.4 million for the nine-month periods ended March 31, 2014 and 2013, respectively.

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

We perform our annual goodwill, indefinite lived intangible or finite lived assets impairment review as of April 1 each year and also perform interim impairment reviews if triggering events occur. Under the authoritative guidance we elected to perform a qualitative assessment for our annual impairment test and based on our qualitative assessment, we concluded that it was more likely than not that the goodwill, indefinite lived intangible or finite lived assets was greater than its carrying amount, and therefore no further testing or impairment was required. Our qualitative analysis included macroeconomic and industry and market specific considerations, financial performance indicators and measurements, and other factors. Historically, we have recorded no goodwill impairment charges. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future impairment charge.

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS, net, continued

Intangible asset balances are summarized as follows:

	March 31, 2014	June 30, 2013
	( in thousands)
Finite lives:
Customer lists	$213	$213
Trademarks	169	169
Proprietary technology	95	95
Non-compete agreement	38	38
Patent	40	25
	555	540
Less accumulated amortization	(164)	(91)
	391	449
Indefinite lives:
Trademarks	268	257
Total	$659	$706

Amortization expense of intangible assets and other assets totaled $0.04 million and $0.06 million for the quarter periods ended March 31, 2014 and 2013, respectively. Amortization expense of intangible assets and other assets totaled $0.1 million for the nine-month periods ended March 31, 2014 and 2013, respectively. Expected future amortization expense at March 31, 2014:

Years ending June 30:
(in thousands)
2014	$38
2015	151
2016	150
2017	84
2018	47
Thereafter	194

Total	$664

NOTE 7 – OTHER ASSETS, net

Other assets consist of the following:

	March 31, 2014	June 30, 2013
	( in thousands)
Label design costs	$226	$218
Loan fees	18	18
Lease costs - related party	23	23
Software	126	-
Website design costs	55	41
Other	6	1
	454	301
Less accumulated amortization	(85)	(42)

	$369	$259

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

In October 2013, we entered into a lease agreement for administrative office space. The lease commenced on October 15, 2013 and ends on October 31, 2016, and contains three one-year renewal options with adjustment to market rents.

Lease expense for these facilities for the quarter periods ended March 31, 2014 and 2013 was $0.08 million and $0.07 million, respectively. Lease expense for these facilities for the nine-month periods ended March 31, 2014 and 2013 was $0.2 million, respectively. At March 31, 2014, future lease payment commitments totaled approximately $0.7 million.

Credit Facilities

At March 21, 2014, the bank committed to renewing our credit facilities which are collateralized by substantially all of our assets, require compliance with certain financial covenants and are guaranteed by certain members of the LLC. For information regarding guarantors see “Security Agreements and Limited Guaranties” below. The credit facilities include a line of credit for $9.0 million, carry an interest rate of 1.75% above the London Interbank Offered Rate (“LIBOR”) and are due on July 15, 2015 and $0.5 million capital equipment line to purchase new equipment at 2.25% above the floating One-Month LIBOR Rate and is due on July 15, 2015. In addition, we have a $0.1 million foreign exchange facility that has not yet been funded, that carries a 10% credit percentage and allows us to enter into any spot or forward transaction to purchase from or sell to our bank a foreign currency and is due on May 31, 2014. For additional information regarding bank loans see “Borrowings” below. The loan agreement contains usual and customary provisions, including, without limitation:

•	limitation on incurring senior indebtedness;

•	limitation on making loans and advances;

•	limitation on investments, acquisitions, and capital expenditures;

•	limitation on liens, mergers and sales of assets; and

•	limitations on new activities of the Company.

In addition, the loan agreement contains negative and financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually). At March 31, 2014, we were in compliance with all negative and financial covenants.

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

Additionally, related party obligations of $0.7 million were subordinated and $0.4 million of newly issued, convertible, subordinated debt was received from four members of the LLC. The debt bears interest at 10% per annum, with interest and principal due March 1, 2014. Upon completion of the IPO on June 25, 2013, all amounts were released from subordination and paid in full.

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

Related Party Transactions

Notes Payable

We executed a $0.2 million unsecured promissory note payable to a member of the LLC, in connection with our repurchase of his Put Interest. The note bears interest at 4.5% per annum and is payable monthly in principal and interest payments of $0.01 million, with any unpaid principal and interest due and payable May 3, 2015.

Note to a related party consisted of the following (in thousands, except payments in footnotes):

		March 31, 2014	June 30, 2013
Related party note:		( in thousands)
Note 1	(1)	$85	$137

Less current maturities		(73)	(70)
Total		$12	$67

(1)	Note payable to a member for the repurchase of a certain percentage of their ownership interest in the LLC pursuant to exercise of put right; unsecured; payable monthly in principal and interest payments of $6,245; matures May 3, 2015, at 4.5% interest.

Future principal and interest payments for the related party note at March 31, 2014 is as follows:

Years ending June 30:
( in thousands)
2014	$18
2015	67
85
Add: Estimated interest	2
Total	$87

Exchange Agreement

Prior to the completion of the IPO, we entered into an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers of THI.  Under the exchange agreement, each existing owner (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at our election. As a holder exchanges their LLC Units, THI's interest in the LLC will be correspondingly increased. During the nine-months ended March 31, 2014, certain members exchanged 0.8 million LLC units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement.

Tax Receivable Agreement

We entered into a tax receivable agreement with the LLC unit holders which provides for payment by THI to the LLC unit holders an amount equal to 90% of the amount of the benefit, if any, that are realized as a result of (i) increases in tax basis associated with the election effected under Section 754 of the Code, and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Any payments under the tax receivable agreement will depend upon whether we have taxable income to utilize the benefit of the increase in the tax basis of the assets owned by the company.

We entered into a tax receivable agreement with the LLC unit holders which provides for payment by the Company to the LLC unit holders who convert their units to shares, an amount equal to 90% of the amount of the benefit, if any, that are realized as a result of (i) increases in tax basis associated with the election effected under Section 754 of the Code, and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Any payments under the tax receivable agreement will depend upon whether we have taxable income to utilize the benefit.

We recorded deferred tax assets of $2.7 million related to the exchange of 0.8 million LLC units for an equal amount of THI Class A common stock. We recorded a $2.5 million long-term liability due to LLC unit holders who converted their units to shares which represents 90% of the estimated tax benefits and $0.3 million for the difference in the recorded deferred tax asset and computed TRA liability and recorded as an adjustment to equity.

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

liability due to members of the LLC which represents 90% of the estimated tax benefits. The remaining $0.3 million is the difference between the recorded deferred tax asset and the computed TRA liability and is recorded as an adjustment to equity.

Borrowings

Borrowings consisted of the following (in thousands, except payments in footnotes):

		March 31, 2014	June 30, 2013
		( in thousands)
Long term debt:
Note 1	(1)	$3,156	$3,257
Note 2	(2)	82	117
Note 3	(3)	280	330
Note 4	(4)	425	-
Total bank notes payable		3,943	3,704

Less current maturities		(332)	(250)
Total		$3,611	$3,454

(1)	Note payable to a bank, collateralized by a deed of trust on property payable monthly in principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.

(2)	Note payable to a bank, collateralized by equipment payable monthly with principal and interest payments of $4,226, matures November 1, 2015; at 3.75% interest.

(3)	Note payable to a bank, collateralized by equipment payable monthly with principal and interest payments of $6,535, matures January 15, 2018; at 3.75% interest.

(4)	Note payable to a bank, collateralized by equipment payable monthly with principal and interest payments of $7,783, matures March 1, 2019; at 3.75% interest.

Future principal and interest payments for the long-term debt at March 31, 2014 are as follows:

Years ending June 30:
( in thousands)
2014	$82
2015	333
2016	311
2017	296
2018	269
Thereafter	2,652

3,943
Add: Estimated interest	918
Total	$4,861

Security Agreements and Limited Guaranties

In connection with our entry into bank loans, certain of our executive officers and members of the LLC, as well as certain trusts and other entities under their respective control, entered into guarantee agreements. For information regarding the bank loan see “Credit Facilities” above.

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

Limited Guaranty – Hurst Trust: On July 16, 2012, the Hurst Revocable Trust (“Hurst Trust”) , a member of the LLC, and Phillip L. Hurst , director and CEO of the LLC and THI and a co-trustee of the Hurst Trust, entered into a Limited Guaranty pursuant to which the Hurst Trust and Mr. Hurst, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us. The liability of the Hurst Trust and Mr. Hurst, as guarantor, is limited to 42% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Hambrecht Trust: On July 16, 2012, the Hambrecht Trust and William R. Hambrecht, a director of the LLC and THI and trustee of the Hambrecht Trust, entered into a Limited Guaranty pursuant to which the Hambrecht Trust and Mr. Hambrecht, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Hambrecht Trust and Mr. Hambrecht, as guarantor, is limited to 35% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee. On September 30, 2013, Mr. Hambrecht notified the Company that he would not stand for re-election and his director’s term expired November 20, 2013.

Limited Guaranty – Dolan 2005 Trust: On July 16, 2012, the Dolan 2005 Trust, a member of the LLC, and Heath E. Dolan, a director of the LLC and THI and a co-trustee of the Dolan 2005 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2005 Trust and Mr. Dolan, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Dolan 2005 Trust and Mr. Dolan, as guarantor, is limited to 26% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Dolan 2003 Trust: On July 16, 2012, the Dolan 2003 Trust, a member of the LLC, and Paul E. Dolan, III, a director of the LLC and THI and trustee of the Dolan 2003 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2003 Trust and Mr. Dolan, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Dolan 2003 Trust and Mr. Dolan, as guarantor, is limited to 26% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Carroll-Obremskey Trust: On July 16, 2012, the Carroll-Obremskey Trust, a member of the LLC, and Daniel A. Carroll, a director of the LLC and THI and a co-trustee of the Carroll-Obremskey Trust, entered into a Limited Guaranty pursuant to which the Carroll-Obremskey Trust and Mr. Carroll, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Carroll-Obremskey Trust and Mr. Carroll, as guarantor, is limited to 26% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

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

Supply Contract

On February 26, 2013, we executed a supply of goods agreement for our paper wine bottle production.  The term of the agreement is seven years and has a $0.8 million minimum purchase commitment for each of the first two years.  At March 5, 2014, the supplier entered into administration in the United Kingdom (“U.K.”), a process similar to the U.S. bankruptcy process and we subsequently terminated the supply contract. As a result of the administrative filing, we recorded a one-time provision for loss on deposit of approximately $0.4 million relating to amounts previously paid in advance and for estimated legal costs for filing a U.K. administrative claim. Our policy is to include direct costs associated with the provision. We are unable at this time to predict the legal outcome of our claim and believe it is unlikely that any amount will be recovered.

We entered into a two-year supply agreement (with three, one-year renewal options) with a new supplier in the U.S. to provide paper bottles.

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

At March 31, 2014, future purchase commitments for finished goods (including paper bottles) total approximately $4.3 million and are expected to be primarily fulfilled by fiscal 2016.

We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements with third parties and related party growers.  Future minimum inventory commitments at March 31, 2014 are as follows:

Years ending June 30:	Third Parties	Related Parties	Total
	(in thousands)
2015	$3,980	$612	$4,592
2016	3,057	224	3,281
Total	$7,037	$836	$7,873

For the quarter periods ended March 31, 2014 and 2013, grape inventory payments under the agreements with related parties totaled $0.02 million and $0.6 million, respectively.  For the nine-month periods ended March 31, 2014 and 2013, grape inventory payments under the agreements with related parties totaled $0.8 million and $1.1 million, respectively.

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

Generally, a maximum obligation under these contracts is not explicitly stated.  Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated.  Historically, we have not been required to make payments under these obligations, and no liabilities have been recorded at March 31, 2014 and June 30, 2013, for these obligations on our balance sheets.

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2014	June 30, 2013
	( in thousands)
IPO related fees	$99	$999
Accrued bulk and grapes payable	258	331
Other	194	123
Commissions	161	-
Distributor obligations	111	94
Personnel	56	163
Professional fees	54	-
Total	$933	$1,710

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

On December 28, 2012, we granted restricted stock to an officer of our company which vests over three years and had a fair value at date of grant of $0.1 million for a 1% interest in the LLC.  The objective of FASB ASC Topic 718 – Compensation – Stock Compensation (“ASC Topic 718”) is to recognize the employee services received in exchange for the equity issued over the period the services are provided at the fair value of the equity issued.  Stock-based compensation is included in general and administrative expenses in our consolidated statement of operations. On December 28, 2013, 14,000 shares vested and were released to the grantee.

On February 4, 2013, we granted restricted stock to an independent contractor who serves as our Creative Director.  The award vests over three years, and had a fair value at the date of grant of $0.9 million for a 5% interest in the LLC.  The objective of ASC Topic 718 is to recognize the employee services received in exchange for the equity issued over the period the services are provided at the fair value of the equity issued.  Additionally, FASB ASC Subtopic 505-50, Equity — Equity Based Payments to Non-Employees defines the measurement date as the earlier of the date at which the commitment for performance is reached, or the date at which the performance is complete is the day that the fair value of the equity award is expensed.  Stock-based compensation is included in sales and marketing expenses in our consolidated statement of operations. On February 4, 2014, 70,000 shares vested and were released to the grantee.

On December 9, 2013, we granted restricted stock to certain directors of our company which vests over three years and has a fair value at date of grant of $0.03 million. The fair value of restricted stock was measured on the date of grant using the price of the Company’s common stock on grant date. Stock-based compensation is included in general and administrative expenses in our consolidated statement of operations.

The following table summarizes restricted stock unit activity:

	Number of Shares	Aggregate Intrinsic Value
	(in thousands, except shares)
Unvested at June 30, 2013	252,000	$1,348
Granted	8,928	31
Released	(84,000)	(326)
Cancelled/forfeited/expired	-	-
Unvested at March 31, 2013	176,928	$1,053

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 10 – STOCK-BASED COMPENSATION, continued

The following table shows total stock-based compensation expense included in the unaudited condensed consolidated statement of operations:

	Quarter Ended March 31, 2014	Nine-Month Period Ended March 31, 2014
	(in thousands)
Sales and Marketing	$40	$224
General and administrative	11	29
Total	51	253

NOTE 11 – STOCKHOLDERS’ EQUITY

The following table presents the changes in our Class A common stock shares outstanding during the nine months ended March 31, 2014, with amounts in thousands:

Class A Common Stock	March 31, 2014
Balance at June 30, 2013	2,700,000
Exchange of LLC Units into Class A common stock	815,778
Restricted stock vesting	84,000
Balance at March 31, 2014	3,599,778

At March 31, 2014 and June 30, 2013 there were 10 shares of Class B common stock, respectively, issued and held by LLC members.

NOTE 12 – LLC UNITS

Changes in the non-controlling and our interests in the LLC for the nine months ended March 31, 2014 are presented in the following table:

	Members LLC Units	THI Units	Total Units	LLC Member %	Company %	Total %
Balance as of June 30, 2013	4,102,644	2,700,000	6,802,644	60%	40%	100%
LLC units converted	(815,778)	815,778	-	(12)%	12%	-
Balance as of March 31, 2014	3,286,866	3,515,778	6,802,644	48%	52%	100%

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 13 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share with amounts in thousands except per share data:

(in thousands, except share data)	Quarter Ended March 31, 2014	Nine-Month Period Ended March 31, 2014

Net loss attributable to Truett-Hurst, Inc.	$(184)	$(177)

Loss Per Share
Basic and diluted	(0.06)	(0.07)

Basic and diluted Class A common stock used in computing loss per share	2,936,894	2,704,752

Basic net loss per share is computed by dividing net loss attributable to THI, by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including convertible LLC units and restricted stock.  The assumed exchange of 3,286,866 LLC units for Class A common stock and the vesting of 176,928 shares of restricted stock are expected to have an anti-dilutive effect.  Accordingly, the effect of exchanging LLC units and restricted stock have been excluded from net income available to Class A common stock per share. Basic net loss per share information is not applicable for reporting periods prior to June 26, 2013, the completion of our initial public offering.

The shares of Class B common stock do not share in our earnings and therefore are not participating securities.  Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables set forth our fair values at March 31, 2014 and at June 30, 2013 by level within the fair value hierarchy:

		Fair Value as of March 31, 2014	Significant Other Observable Inputs
		(in thousands)
			(Level 2)
Assets
Interest rate swap	(1)	$113	$113
Total		$113	$113

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

		Fair Value as of June 30, 2013	Significant Other Observable Inputs
		(in thousands)
			(Level 2)
Assets
Interest rate swap	(1)	$110	$110
Total		$110	$110

NOTE 15 – TAXES

The effective tax rate for the quarter and nine-month period ended March 31, 2014 was 14.60% and 15.02%, respectively. The tax provision for the current year period is based on an estimate of our annualized income tax rate. Our effective tax rate includes a rate benefit attributable to the fact our subsidiaries operate as a limited liability company which is not subject to federal or state income tax.  Accordingly, a portion of our earnings are not subject to corporate level taxes.  The Company did not have an effective tax rate for the quarters and nine-month periods ended March 31, 2013 due to the completion of the Company’s IPO on June 25, 2013.

We had no unrecognized tax benefits at March 31, 2014 and did not incur any income tax related interest expense or penalties related to uncertain tax positions.

NOTE 16 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

Net Sales

The following table reflects net sales, cost of sales and gross margin percentage by segment for each of the quarters and nine-month periods ended March 31, 2014 and 2013:

	Quarters Ended March 31,		Nine-Month Period Ended March 31,
Net Sales (in thousands)	2014	2013	2014	2013
Wholesale	$3,511	$2,277	$11,890	$8,741
Direct to consumer	993	849	3,012	2,357
Internet	656	448	1,640	1,037
Total	$5,160	$3,574	$16,542	$12,135

TRUETT-HURST INC. AND SUBSIDIARIES

(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

NOTE 16 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION, continued

	Quarters Ended March 31,		Nine-Month Period Ended March 31,
Cost of Sales (in thousands)	2014	2013	2014	2013
Wholesale	$2,616	$1,659	$8,660	$6,479
Direct to consumer	385	372	1,189	1,021
Internet	407	211	1,031	557
Total	$3,408	$2,242	$10,880	$8,057

	Quarters Ended March 31,		Nine-Month Period Ended March 31,
Gross Margin Percentage	2014	2013	2014	2013
Wholesale	25%	27%	27%	26%
Direct to consumer	61%	56%	61%	57%
Internet	38%	53%	37%	46%

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

	Percent of Total Net Sales				Percent of Total Accounts Receivable
	Three Months Ended March 31,		Nine-Month Period Ended March 31,		March 31,
	2014	2013	2014	2013	2014	2013
Customer A	6%	9%	8%	17%	3%	6%
Customer B	1%	-	1%	7%	-	-
Customer C	7%	9%	7%	8%	5%	4%
Customer D	7%	13%	25%	10%	8%	3%
Customer E	-	24%	-	16%	-	36%
Customer F	4%	4%	2%	6%	3%	3%
Customer G	3%	1%	2%	2%	6%	6%
Customer H	43%	-	32%	-	45%

International net sales were $0.4 million and $1.1 million for the third quarter and nine-months of FY14 compared to $0.01 million and $0.2 million for the third quarter and nine-months of FY13, respectively.

NOTE 17 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, a reduction in the supply of grapes and bulk wine available to us; significant competition; any change in our relationships with retailers which could harm our business; we may not achieve or maintain profitability in the future; the loss of key employees; a reduction in our access to, or an increase in the cost of, the third-party services we use to produce our wine; credit facility restrictions on our current and future operations; failure to protect, or infringement of, trademarks and proprietary rights; these factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for FY13 filed with the Securities Exchange Commission (“SEC”) on September 27, 2013. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2013 and in other documents that we file from time to time with the SEC.

The following management’s discussion and analysis of financial condition and results of operations for the quarters and nine-month periods ended March 31, 2014 and the June 30, 2013 balance sheet, include the results of Truett-Hurst, Inc. (“THI”) and its subsidiaries: H.D.D. LLC (“LLC”) and its consolidated subsidiary, The Wine Spies, LLC (“Wine Spies”) (collectively, “we,” “Truett-Hurst,” “our,” “us,” or “the Company”). We consolidate the financial results of the LLC and its consolidated subsidiary, and record non-controlling interest for the economic interest in the LLC and its consolidated subsidiary. Non-controlling interest’s represent the portion of equity ownership in subsidiaries that are not attributable to THI. The unaudited condensed consolidated financial statements for the quarters and nine-month periods ended March 31, 2013 reflect the results of the LLC and Wine Spies. THI’s fiscal 2013 period is from June 26, 2013 to June 30, 2013 due to the completion of the Company’s initial public offering (“IPO”) on June 25, 2013. Unless the context suggests otherwise, references in this report to THI refer (1) prior to the June 2013 IPO of THI and related transactions, to the LLC and its consolidated subsidiary and (2) after our IPO and related formation transactions, to THI and its consolidated subsidiaries.

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

OVERVIEW OF BUSINESS

We produce and sell premium, super-premium, ultra-premium and luxury wines from grapes grown from our estate vineyard, purchased from growers, bulk wine procured under contracts or on a spot basis, and finished goods from both foreign and domestic producers. We are headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. Our wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Syrah, Merlot, and Cabernet Sauvignon and are sold across a number of price points for three distinct distribution channels: three-tier, direct to consumer and internet. We own, design and develop our brands, including those sold on a retailer exclusive basis. Our brands are marketed through innovative packaging and label designs.

Wine sales in the three tier channel are sold to distributors with programs available to the broad market or on a retailer exclusive basis. Our traditional three-tier distribution business consists of sales of Truett-Hurst, VML, Healdsburg Ranches and Bradford Mountain branded wines. Through our retailer exclusive brand label model we collaboratively work with our retail alliances to develop innovative brands which resonate with their customers and increase consumer store traffic and grow sales. Our “retail exclusive label” model allows us to own the brands we create, which we believe differentiates us from the traditional private label model, and allows us to potentially expand the brands into national and international broad markets, further building our brand equity.  Our direct to consumer channel consists of sales through our tasting rooms and wine clubs, which increases brand visibility and loyalty, and through our 50% ownership interest in Wine Spies, an internet wine retailer specializing in short-lived “flash” sales and other limited offerings.

RECENT TRENDS AND EVENTS

During the year to date, there have been certain key trends within the wine industry, which include (Unified Wine Symposium):

•	The estimated value of 2013 wine shipments is $36 billion, a 5% increase from 2012. This makes the U.S. the largest wine market in terms of revenues;
•	An increase in global wine consumption, with premium wines growing faster than value-priced wines;
•	Wine sales have been growing at a rate of 2 to 3% per year in the U.S. market for the past 21 years, and
•	Of the 330 million people in the U.S., 101 million now drink wine.

The California 2013 vintage grape harvest totaled 4.7 million tons which was up 7% from the 2012 harvest (USDA, National Agriculture Service 2013 Final Grape Crush Report). The 2012 harvest was approximately 13% higher than the 2011. The 2012 and 2013 harvests are expected to align domestic supply and demand particularly in light of the smaller harvests of 2010 and 2011.

In August 2013, we launched California Square, an ultra-premium wine program. It was featured at the 65th Annual Emmy Awards Ceremony on September 21 and 22, 2013. California Square was presented to celebrities and VIPs throughout the awards weekend in Los Angeles California. The California Square wine portfolio includes: Russian River Valley Chardonnay, Paso Robles Cabernet Sauvignon, and Paso Robles red blend.  After nine months of retailer exclusivity, California Square is being introduced into the national and international markets at the request of several top key retailers.

In October 2013, the LLC entered into a co-ownership trademark agreement with wine industry veteran Daryl Groom, for a fifty-percent ownership in and all rights, titles and interest in the Colby Red trademark. Colby Red is a California cuvée of Cabernet Sauvignon, Zinfandel, Shiraz, Merlot, and Petite Sirah with a suggested retail bottle price ranging between $11.99-$13.99. The brand is contributing positively to our net sales and gross margins during the third quarter of fiscal 2014.

In November 2013, we launched PaperBoy, the first paper wine bottle in the United States. PaperBoy’s bottle is made from 100% recycled cardboard and has a plastic insert with proven “bag in a box” technology. The package is 85% lighter than a glass bottle and is easily recyclable. Its carbon footprint is significantly smaller than glass and provides an easy alternative to enjoying wine outdoors where glass is prohibited. After ninety days of retailer exclusivity and growing awareness of the brand, PaperBoy has been introduced to several top key retailers in the national and international markets and we expect to see additional distributors in the upcoming quarters.

We continue to receive positive feedback from our retailers, national publications and newspapers for our wine quality and packaging innovation. In December 2013, Robert Parker, one of the industry’s most highly regarded wine critics, evaluated and rated selected VML wines (Wine Advocate #210). Mr. Parker not only provided high scores but also favorably commented on our innovative design and packaging. We believe these scores and the resulting consumer awareness of our brands can be leveraged by our distributors with industry gate keepers to expand points of distribution in the marketplace.

During the third quarter of fiscal 2014, certain retail exclusive brands exclusivity periods have expired: Evocative Wraps, California Square and PaperBoy. We are in discussions with several top key retailers to carry the brands. Our ownership of the brands allows us to expand upon these brands awareness into national and international markets, further building our brand equity.

SIGNIFICANT TRANSACTIONS

Formation Transactions

On June 19, 2013, the limited liability company agreement of the LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that we refer to as “LLC Units.” We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their LLC Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. At March 31, 2014, there were 3,286,866 LLC Units held by parties other than THI which upon exercise of the right to exchange would exchange for Class A common stock on a one-for-one basis. During the third quarter of FY14, certain members converted 815,778 LLC units into Class A common stock. Our LLC owners control approximately 46.5% of the voting power of our outstanding Class A common stock and accordingly, our LLC existing owners have the ability to elect all of the members of our board of directors, and thereby control our management and affairs.

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

As a result of the IPO and formation transactions in June 2013, we became the sole managing member of, and have a controlling equity interest in, the LLC. As the sole managing member of the LLC, we operate and control all of the business and affairs of the LLC and through the LLC and its consolidated subsidiary (Wine Spies) conduct our business. We consolidate the financial results of the LLC and its consolidated subsidiary, and record non-controlling interest for the economic interest of the LLC and its consolidated subsidiary. Non-controlling interest’s represent the portion of equity ownership in subsidiaries that are not attributable to THI.

Other

We are a holding company and our sole material asset is a controlling membership interest in the LLC. As the sole managing member of the LLC, we operate and control all of the business and affairs of the LLC and, through the LLC and its subsidiary, conduct our business. We consolidate the financial results of the LLC and its subsidiary, and the ownership interest of the other LLC members is reflected as a non-controlling interest in our consolidated financial statements. At March 31, 2014, the Company's and the non-controlling unit holders’ economic interest in the LLC was 52% and 48% compared to 40% and 60%, at June 30, 2013.

SEASONAL TRENDS

There is seasonality in the growing, procurement and transportation of grapes.  The wine industry, typically experiences increased sales in October, November and December. Our sales have historically followed several distinct trends. Sales are typically higher upon the launch of a new product into the marketplace and when retailers promote brands through in-store displays and advertisements. We expect these trends to continue.

STRATEGIC OBJECTIVES

Wine industry sales are defined by four major categories: sub-premium (below $7 per bottle retail price), super-premium (between $7 – $14 per bottle retail price), ultra-premium (over $14 - $25 per bottle retail price) and luxury ($25+ per bottle retail price). We focus on the super, ultra-premium and luxury wine categories with a sales price up to $50 per bottle. Our wholesale sales channel targets the super and ultra-premium categories, our direct to consumer channel targets the luxury category through our wine clubs and tasting rooms and our fifty percent investment in The Wine Spies represents internet sales of super-premium and luxury wines.

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

We remain committed to our strategic objectives of growing sales, expanding margins, achieving and growing earnings per share growth and increased cash flow.

Results of Operations

Net Sales. Net sales include sales from each distribution channel: wholesale, direct to consumer and internet. Wholesale sales include our brands sold in the broad market and on a retailer exclusive basis through the three-tier distribution system. Direct to consumer sales of our own brands occur through our tasting rooms and wine clubs. Internet sales occur through Wine Spies and are principally comprised of brands not owned by us. The following tables compare net sales by segment for the quarters and nine-month periods ended March 31, 2014 and 2013:

	Quarters Ended March 31,				Nine-Month Periods Ended March 31,
	2014	2013	Increase (Decrease)	% Change	2014	2013	Increase (Decrease)	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Wholesale	$3,511	$2,277	$1,234	54%	$11,890	$8,741	$3,149	36%
Direct to consumer	993	849	144	17%	3,012	2,357	655	28%
Internet	656	448	208	46%	1,640	1,037	603	58%
Total	$5,160	$3,574	$1,586	44%	$16,542	$12,135	$4,407	36%

We experienced growth in all sales channels. Wholesale net sales increased 54% and 36% in the third quarter and nine-months of FY14, respectively. The increase resulted primarily from continued sales of our brands including California Square, Colby Red, our evocative wraps program and PaperBoy. Direct to consumer net sales increased 17% and 28% in the third quarter and nine-months of FY14, respectively. Direct to consumer net sales increased due to our continued efforts to grow the channel through wine club sales and leveraging Sonoma County tourism to drive traffic to our tasting rooms. Internet net sales increased 46% and 58% in the third quarter and nine-months of FY14, respectively. Internet sales improved as we had nine-months of operations compared to only eight months in FY13 (acquired August 2012). In addition, the increase was due to increased website traffic and sales mix, including higher priced, limited production wines.

International net sales were $0.4 million and $1.1 for the third quarter and nine-months of FY14 compared to $0.01 million and $0.2 million for the third quarter and nine-months of FY13, respectively. Our international shipments include Canada and Mexico.

We record sales discounts and depletion allowances as a reduction of sales. For the quarter periods ended March 31, 2014 and 2013, sales discounts and depletion allowances totaled $0.3 million and $0.04 million, respectively. For nine-months 2014 and 2013, sales discounts and depletion allowances totaled $0.6 million and $1.0 million, respectively.

Cost of Sales. Costs of sales includes costs associated with direct and indirect grape growing costs, external grape, bulk wine and finished goods purchases, packaging materials, direct and indirect winemaking production costs. No further costs are allocated to inventory once the product is bottled and ready for sale. The following tables compare cost of sales by segment for the three and nine-month periods ended March 31, 2014 and 2013:

	Quarters Ended March 31,				Nine-Month Periods Ended March 31,
	2014	2013	Increase (Decrease)	% Change	2014	2013	Increase (Decrease)	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Wholesale	$2,616	$1,659	$957	58%	$8,660	$6,479	$2,181	34%
Direct to consumer	385	372	13	4%	1,189	1,021	168	16%
Internet	407	211	196	93%	1,031	557	474	85%
Total	$3,408	$2,242	$1,166	52%	$10,880	$8,057	$2,823	35%

Cost of sales increase for the third quarter and nine-months of FY14 was attributable to the related increase in sales, sales mix and a $0.08 million inventory write-down to market. Total cost of sales was 52% and 35% compared to net sales increase of 44% and 36% for the third quarter and nine-months of FY14, respectively

Gross Profit / Gross Profit Margin.

The following table compares gross profit and gross profit margins for the quarters and nine-month periods ended March 31, 2014 and 2013:

	Quarters Ended March 31,		Nine-Month Period Ended March 31,
(in thousands, except percentages )	2014	2013	2014	2013
Net Sales	$5,160	$3,574	$16,542	$12,135
Cost of sales	3,408	2,242	10,880	8,057
Gross Profit	$1,752	$1,332	$5,662	$4,078

Gross profit margin	34.0%	37.3%	34.2%	33.6%

The following table compares gross profit margin by segments for the quarters and nine-month periods ended March 31, 2014 and 2013:

	Quarters Ended March 31,		Nine-Month Period Ended March 31,
Gross Margin Percentage	2014	2013	2014	2013
Wholesale	25%	27%	27%	26%
Direct to consumer	61%	56%	61%	57%
Internet	38%	53%	37%	46%

Wholesale gross profit margins for FY14’s quarter was down compared to FY13 principally due to the inventory write-down to market, while up for the nine months. Direct to consumer gross profit margins increased compared to the same prior-quarter period and was attributable to sales mix, reduced discounting, and selected price increases associated with certain vintage transitions.  The internet gross profit margin decreased as we continue to emphasize gross profit over gross margin by offering higher priced wines.

Sales and Marketing. Sales and marketing expenses consist primarily of non-production personnel costs, advertising and other marketing promotions. Advertising costs are expensed as incurred. For the third quarter and nine-months of FY14, advertising expense totaled approximately $0.06 million and $0.2 million, respectively. For the third quarter and nine-months of FY13, advertising expense totaled approximately $0.03 million and $0.05 million, respectively.  Our sales and marketing variable expenses increase proportionately with increased sales. The following tables compare sales and marketing expenses for the quarters and nine-month periods ended March 31, 2014 and 2013:

	Quarters Ended March 31,				Nine-Month Periods Ended March 31,
	2014	2013	Increase (Decrease)	% Change	2014	2013	Increase (Decrease)	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$1,252	$1,005	$247	25%	$3,582	$2,653	$929	35%

Percent of net sales	24.3%	28.1%			21.7%	21.9%

Sales and marketing expense increased 25% and 35% during the third quarter and nine months of FY14 compared to the same prior periods in FY13. These increases were primarily due to our continued expansion of our brand related programming, promotions and incentives, increased headcount and related expenses, and marketing expenses associated with increased sales.

We report the amounts billed to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as a sales and marketing expense. Shipping costs were $0.3 million and $0.6 million compared to $0.2 million and $0.4 million for the third quarter and nine-months of FY14 and FY13, respectively.

General and Administrative. General and administrative expenses include the costs associated with our administrative staff, costs associated with being a public company and other expenses related to our non-manufacturing functions. The following tables compare general and administrative expenses for the quarters and nine-month periods ended March 31, 2014 and 2013:

	Quarters Ended March 31,				Nine-Month Periods Ended March 31,
	2014	2013	Increase (Decrease)	% Change	2014	2013	Increase (Decrease)	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$738	$571	$167	29%	$2,285	$1,677	$608	36%

Percent of net sales	14.3%	16.0%			13.8%	13.8%

General and administrative expense increased 29% and 36% during the third quarter and nine months of FY14 compared to the same prior periods in FY13. These increases were primarily due to the continued expansion of our infrastructure including increased headcount and related expenses, Sarbanes Oxley compliance, professional fees, costs of a public company and office facility lease.

Loss on Deposit

We recognized a one-time provision for loss on deposit of approximately $0.4 million relating to amounts previously paid in advance to a supplier of paper bottles. We believe the financial impact is isolated to the third quarter of FY14, however we are unable to predict the legal outcome of our claim in the U.K. administrative process and believe it is unlikely that we will recover any amount. For additional information see “Supply Contract” and “Note 8 – Commitments and Contingencies” to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

Interest Expense

Interest expense was $0.04 million and $0.1 million compared to $0.07 million and $0.3 million for the third quarter and first nine-months of FY14 and FY13, respectively, based upon average borrowings being down.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of available cash are from operations, the revolving loan portion of our credit facility and equity offerings. Our primary cash needs are to fund working capital requirements, including costs associated with the development, release and sale of new brands, and capital expenditures for barrels and other equipment to facilitate increased production, repay our indebtedness (interest and principal payments) and operating expenses.  Working capital requirements for our wholesale and direct to consumer segments is supported by grapes (grown or purchased), semi-finished bulk wine (purchased under contract or on the spot market), and on a limited basis finished goods procured from international and domestic sources. The actual wine programs and segments in which the grapes and bulk wine procured will be used are not known until our winemaker has completed the winemaking, blending and oak aging production process.  It is not possible to accurately assign inventory costs to each segment because the bottled inventory may be sold in multiple segments.   Inventory for our internet segment is purchased as finished goods based on the day’s orders or procured for limited offerings.

Borrowings under our credit facilities are at the London Interbank Offered Rate (“LIBOR”), plus a credit spread.  Borrowings under the equipment line of credit are converted to term notes, annually. For information regarding the loans and loan guarantees see below “Indebtedness” and “Security Agreements and Limited Guarantees” below and “Note 8 – Commitments and Contingencies” to the Unaudited Consolidated Financial Statements included in this Quarterly Report. The availability is subject to our compliance with certain contractual financial and non-financial covenants. The terms of our credit facility require, among other things, compliance with certain financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually).  We were in compliance with the loan covenants at March 31, 2014.

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

Our working capital decreased $0.5 million to $15.9 million at March 31, 2014 from $16.4 million at June 30, 2013. The decrease in working capital was primarily due to a decrease in cash and accounts receivable. Cash consists of cash and money market accounts. Cash decreased by $6.3 million to $5.1 million for the period ended March 31, 2014 from $11.4 million at the end of FY13.

Cash Flows from Operating Activities

Net cash used in operating activities increased $0.9 million to $5.7 million compared to $4.8 million for the nine-months ended March 2014 and 2013, respectively.  The significant changes in cash flows used in operating activities is attributable to the net loss, increase in bulk wine deposit and decrease in accounts payable and accrued expenses offset by a reduction in accounts receivable, inventories and other current assets. Management believes cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund the Company’s future operating liquidity needs.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $0.4 million to $0.7 million compared to $1.1 million for the nine-months ended March 2014 and 2013, respectively.  The significant changes in cash flows used in investing activities is attributable to a decrease in property and equipment purchases and investment in Wine Spies offset by an increase in intangibles and other assets.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $5.8 million to $0.1 million compared to $5.9 million for the nine-months ended March 2014 and 2013, respectively.  The significant changes in cash flows provided by financing activities is attributable to decreased borrowings and related proceeds. Loan proceeds of $0.4 million were realized as we entered into a formal term loan for current year capital additions previously paid from the line of credit.

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

Bank Loans.

•	$9.0 million Line of Credit Note: Our line of credit expires on July 15, 2015 and the aggregate principal balance outstanding bears interest at 1.75% above LIBOR.

•	$0.5 million Equipment Purchase Line of Credit Note: We received an equipment purchase line of credit note which matures on July 15, 2015. The aggregate principal balance outstanding bears interest at 2.25% above the floating One-Month LIBOR Rate.

•	$0.1 million Foreign Exchange Note: We received a foreign exchange note in the principal amount of $0.1 million from the bank due on or before May 31, 2014 that carries a 10% credit percentage and permits us to enter into any spot or forward transaction to purchase from or sell to the bank a foreign currency of an agreed amount.

The bank loan contains usual and customary covenants, including, without limitation:

•	limitation on incurring senior indebtedness;

•	limitation on making loans and advances;

•	limitation on investments, acquisitions, and capital expenditures;

•	limitation on liens, mergers and sales of assets; and

•	limitations on new activities of THI.

In addition, the bank loan contains negative and financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually).

We were in compliance in all material aspects with all covenants at March 31, 2014.

Covenant Breaches. In March 2013, in connection with the bank issuance of a waiver for the financial covenants, we amended and restated a member warrant to allow for the immediate exercise of the warrant for a 3% member interest.  The original common stock warrant, issued in May 2012, was for 20% of the contributed members’ equity interest equal to $0.5 million. The obligation was satisfied with the exercise of the warrant in March 2013 for $0.5 million.

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

The addition of John D. Fruth to our board of directors, subsequent to the IPO, caused the factor agreement to become a related party transaction. The April 2012 agreement for the amount due of $0.9 million at June 30, 2012 was paid subsequent to fiscal 2012 year end. Interest of $nil was paid under these agreements for the quarter periods ended March 31, 2014 and 2013 and interest of $nil and $0.03 million was paid under these agreements for the nine-month period ended March 31, 2014 and 2013, respectively.

Security Agreements and Limited Guaranties

In connection with our entry into bank loans, certain of our executive officers and members of the LLC, as well as certain trusts and other entities under their respective control, entered into guarantee agreements. For information regarding the bank loan see “Credit Facilities” above.

Limited Guaranty – Hurst Trust: On July 16, 2012, the Hurst Revocable Trust (“Hurst Trust”) , a member of the LLC, and Phillip L. Hurst , director and CEO of the LLC and THI and a co-trustee of the Hurst Trust, entered into a Limited Guaranty pursuant to which the Hurst Trust and Mr. Hurst, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Hurst Trust and Mr. Hurst, as guarantor, is limited to 42% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Hambrecht Trust: On July 16, 2012, the Hambrecht Trust and William R. Hambrecht, a director of the LLC and THI and trustee of the Hambrecht Trust, entered into a Limited Guaranty pursuant to which the Hambrecht Trust and Mr. Hambrecht, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Hambrecht Trust and Mr. Hambrecht, as guarantor, is limited to 35% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee. On September 30, 2013, Mr. Hambrecht notified the Company that he would not stand for re-election and his director’s term expired November 20, 2013.

Limited Guaranty – Dolan 2005 Trust: On July 16, 2012, the Dolan 2005 Trust, a member of the LLC, and Heath E. Dolan, a director of the LLC and THI and a co-trustee of the Dolan 2005 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2005 Trust and Mr. Dolan, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Dolan 2005 Trust and Mr. Dolan, as guarantor, is limited to 26% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Dolan 2003 Trust: On July 16, 2012, the Dolan 2003 Trust, a member of the LLC, and Paul E. Dolan, III , a director of the LLC and THI and trustee of the Dolan 2003 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2003 Trust and Mr. Dolan, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Dolan 2003 Trust and Mr. Dolan, as guarantor, is limited to 26% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Carroll-Obremskey Trust: On July 16, 2012, the Carroll-Obremskey Trust, a member of the LLC, and Daniel A. Carroll, a director of the LLC and THI and a co-trustee of the Carroll-Obremskey Trust, entered into a Limited Guaranty pursuant to which the Carroll-Obremskey Trust and Mr. Carroll, together, guarantees the full payment to the bank of all sums presently due and owing and all sums which shall in the future become due and owing to the bank from us.  The liability of the Carroll-Obremskey Trust and Mr. Carroll, as guarantor, is limited to 26% of the sum of all obligations due to the bank, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

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

Leases and Commitments

We lease a winery, tasting room facility, office space and certain office equipment. We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements with third parties and related party growers.  Future minimum inventory commitments at March 31, 2014 are as follows:

Years ending June 30:	Third Parties	Related Parties	Total
	(in thousands)
2015	$3,980	$612	$4,592
2016	3,057	224	3,281
Total	$7,037	$836	$7,873

Supply Contract

On February 26, 2013, we executed a supply of goods agreement for our paper wine bottle.  The term of the agreement is seven years and the minimum purchase commitment for the first two years is $0.8 million for each year.  At March 5, 2014, the supplier entered into administration in the United Kingdom (“U.K.”), a process similar to the U.S. bankruptcy process and subsequently terminated the supply contract. As a result of the administrative filing, we recorded a one-time provision for loss on deposit of approximately $0.4 million relating to amounts previously paid in advance and for estimated legal costs to file a U.K. administrative claim. Our policy is to include direct costs associated with the provision. We believe the financial impact is isolated to the third quarter of fiscal 2014.

Demand for the PaperBoy brand exceeds our paper bottle supply which could affect the brand’s sales growth.

On February 18, 2014, we entered into a two-year supply agreement (with three, one-year renewal options) with a U.S supplier and we believe the supply relationship will provide the volume to meet our PaperBoy sales goals. Production is expected to be received from the supplier in the fourth quarter of FY14.

At March 31, 2014, future purchase commitments for finished goods (including paper bottles) total approximately $4.3 million and are expected to be primarily fulfilled by fiscal 2016.

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

Recently Issued Accounting Pronouncements

We adopted ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances. The objective of the amendments in this Update is to eliminate that diversity in practice. The amendments are effective for entities beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Internal Control over Financial Reporting

Management did not perform an assessment regarding the effectiveness of internal control over financial reporting at March 31, 2014. As a newly public company, management is not required to perform an assessment of internal control over financial reporting and such an assessment will be required at June 30, 2014. However, in connection with the audits of our consolidated financial statements as of the fiscal years ended June 30, 2011 and 2012, a material weakness in our internal control over financial reporting was identified. The material weakness pertains to deficiencies in the accounting research and reporting functions and the closing and reporting process due to our lack of accounting documentation and procedures, lack of segregation of duties, potential for management override of controls and lack of current expertise in reporting requirements.

The internal control weakness described above continued into our FY13 primarily due to not having sufficient time to formally document and test our internal controls and procedures. We have discussed this material weakness with our independent registered public accounting firm and our Audit Committee. We are taking significant actions to remediate the material weakness related to our internal controls and will continue to do so throughout FY14. With the oversight of senior management, we have begun taking steps to remediate the underlying causes of the material weakness, primarily through the documentation and implementation of formal policies and improved accounting control processes and procedures, as well as the hiring of additional finance personnel. In particular, in July 2012 we hired a new CFO. In April 2013, we hired a Director of Reporting and Finance to assist with the development and monitoring of internal controls. In October 2013, we hired a Vice President, Controller and Information System. The actions that we are taking are subject to ongoing senior management and Audit Committee review.

We believe that these corrective actions, taken as a whole, will remediate the control deficiencies identified above. We will continue to monitor the effectiveness of these actions and intend to make any other changes or take such other actions as we determine to be appropriate. We are in the process of developing a plan for testing our internal controls and management’s related assessment of internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. We expect to complete the documentation and testing of our formal internal controls and procedures during FY14. If we are unable to correct the material weakness we have identified prior to the end of FY14, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, we will be required to conclude and report that our internal control over financial reporting is not effective as of that date and investor confidence and our stock price could be adversely affected.

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

Changes to Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Paul Dolan, a former employee of Mendocino Wine Group (“MWG”), left MWG in 2012. Dolan filed suit against MWG in connection with establishing a fair price for his interest in MWG, and MWG filed a cross-complaint alleging Dolan breached his duty to, and competed with, MWG, and shared confidential information with others, including people at the Company. The suit is pending in Mendocino County Superior Court. In May 2013, the Company was subpoenaed to produce documents but not named in the suit. A trial date is yet to be scheduled and the plaintiff has appointed a new attorney who has indicated a desire to settle the matter with Dolan. We estimate that our response costs will not be material. At March 31, 2014, there were no changes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 15th day of May, 2014.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	May 15, 2014

Phillip L. Hurst
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James D. Bielenberg	May 15, 2014

James D. Bielenberg
Chief Financial Officer
(Principal Financial/Accounting Officer)

