Form 10-K
period 2014-06-30
Truett-Hurst, Inc.
filed 2014-09-29
CIK 1564709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 333-187164

TRUETT-HURST, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1561499
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

125 Foss Creek Circle Healdsburg, CA	95448
(Address of principal executive offices)	(Zip Code)

(707) 431-4436

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates was approximately $15,505,194 based upon a total of 3,718,272 shares of Class A common stock held by non-affiliates and a closing price of $4.17 per share on December 31, 2013 for the Class A common stock as reported on The NASDAQ Capital Market. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Not Applicable.

The number of shares outstanding with respect to each of the classes of our common stock, as of September 26, 2014, is set forth below:

Class	Number of Shares Outstanding
Class A Common Stock, par value $0.001 per share	3,750,472
Class B Common Stock, par value $0.001 per share	9

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

PART I

Item 1. Business

We are a holding company that was incorporated as a Delaware corporation and our sole asset is the controlling equity interest in H.D.D. LLC. Unless the context suggests otherwise, references in this report to “Truett-Hurst,” the “Company,” “we,” “us” and “our” refer (1) prior to the June 2013 initial public offering (“IPO”) of Truett-Hurst, Inc. and related transactions, to H.D.D. LLC and its consolidated subsidiaries and (2) after our IPO and related transactions, to Truett-Hurst, Inc. and its consolidated subsidiaries. We refer to The Wine Spies, LLC as Wine Spies. We refer to H.D.D. LLC as the “LLC”. Truett-Hurst consolidates the financial results of the LLC and its consolidated subsidiary, and records a non-controlling interest for the economic interest in the LLC and its consolidated subsidiary. Non-controlling interests represent the portion of equity ownership in subsidiaries that are not attributable to Truett-Hurst, Inc.

We operate and control all of our business and affairs through the LLC and consolidate the financial results of the LLC and its subsidiary, the Wine Spies. Our amended and restated certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock.

Quantities or results referred to as “to date” or “as of this date” mean as of or to June 30, 2014, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year. For example, “FY13” and “fiscal year 2013” each refer to the fiscal year ended June 30, 2013 and “FY14” and “fiscal year 2014” each refer to the fiscal year ended June 30, 2014. This Annual Report on Form 10-K references certain trademarks and registered trademarks of ours and products or service names of other companies mentioned in this Annual Report on Form 10-K which may be trademarks or registered trademarks of their respective owners.

General

We produce and sell premium, super-premium, ultra-premium and luxury wines. The wine we make generally comes from grapes grown on our estate vineyards or purchased from California based growers. In addition we purchase semi-finished bulk wine under contract and opportunistically on the spot market. On a more limited basis we also purchase finished goods from both foreign and domestic producers. We are headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. Our wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Syrah, Merlot, and Cabernet Sauvignon and are sold across a number of price points via three distinct distribution channels: three-tier, direct to consumer and internet. Our business model is a combination of direct to consumer sales, traditional three-tier brand sales and retail exclusive brand sales. We own, design and develop our brands, including those developed and sold on a retailer exclusive basis. Our brands are differentiated and marketed through innovative packaging and label designs.

Wine sales in the three-tier channel are sold to distributors with programs available to the broad market (domestic and international markets) or to specific retailers on an exclusive basis. Our traditional three-tier distribution business consists of sales of Truett-Hurst, VML, Healdsburg Ranches and Bradford Mountain

branded wines. Through our retailer exclusive brand model we collaboratively work with our retail partners to develop innovative brands which resonate with their customers and increase consumer store traffic and grow sales. Our retail exclusive model allows us to own the brands we create, which we believe differentiates us from the traditional private label model, and allows us the option of expanding the brands into national and international broad markets, thereby further building our brand equity. Our direct to consumer channel consists of sales through our tasting rooms, wine clubs and via the internet.

Strategic Objectives

There are four primary categories into which we sell our wine: premium ($12 – $14 per bottle retail price), super-premium ($15 – $24 per bottle retail price), ultra-premium ($25 – $49 per bottle retail price) and luxury ($50+ per bottle retail price). We believe we can benefit from growth at the premium and above price points and continue to grow our business relying on our competitive strengths: our experienced and knowledgeable team; our relationships with the world’s top wine distributors and retailers; and our innovative approach to distribution and brand development. We intend to continue growing by:

•	Developing innovative products that meet the needs of wine retailers. We have a reputation for developing innovative brands and collaboratively working with our retailer partners which cater to their customers’ demands and increases consumer traffic. With our branding expertise we intend to continue our innovations, such as our evocative wine wraps, the paper bottle, and the square bottle, and to build our market share with global wine retailers.
•	Growing our customer base to include additional major U.S. and international retail chains. We are actively pursuing relationships with the largest retail chains in the United States and around the world. We have hired two National Sales Managers and increased our sales staff allowing us to further diversify our customer base and reduce customer concentration risk.
•	Expanding our direct to consumer business. Our wine clubs continue to grow due to growing consumer awareness of our brands from targeted public relations, exciting wine club events and advertising. The direct to consumer distribution channel allows us to respond rapidly to changing consumer demand and new market trends. Our direct to consumer business generates high gross margins and we intend to expand this distribution channel in order to further our growth.
•	Growing our internet platform and partnerships. Through our 50% ownership in the Wine Spies, we believe we are positioned well to benefit from increased on-line wine purchasing and assisting others in the digital wine space monetize their user base.
•	Marketing to key international markets. During FY14, we closed an agreement with the Trialto Wine Group, LTD, based in Vancouver Canada, which created a national partnership to distribute the Truett-Hurst family of brands throughout Canada. We continue to work with our Canadian distributors to ensure our brands are listed with all regional Liquor Control Boards. We also continue to sell brand development and distribution opportunities in other international markets.
•	Developing new ways to engage customers and to distribute our products. We continue to be discovery-oriented in our approach and we are always on the lookout for new innovations in and approaches to the global wine market. We believe that traditional wine marketing, to some degree, has stymied creativity and believe our innovative branding expertise allows us to rapidly capitalize on evolving customer demands.
•	Launching national brands. Our Truett-Hurst, VML, Healdsburg Ranches and Bradford Mountain brands continue to gain traction in the traditional three-tier system. Consistent with our strategy, we have launched several brands into national broad market distribution that start as retail exclusive brands. We are able to do this because we own the retail exclusive brands we create, which we believe differentiates us from the traditional private label model, and will continue to allow us to expand our brands into national and international distribution.

Recent Developments

In August 2013, we launched California Square, an ultra-premium wine program which was featured at the 65th Annual Emmy Awards® Ceremony on September 21 and 22, 2013. California Square was presented to celebrities and VIPs throughout the Emmy Awards® weekend in Los Angeles, California. The California Square wine portfolio includes: a Russian River Valley Chardonnay, a Paso Robles Cabernet Sauvignon, and a Paso Robles three red blend. Based on strong broad market interest and after nine months of retailer exclusivity, California Square has been introduced into the national and international broad markets during the fourth quarter of FY14.

In October 2013, the LLC entered into a co-ownership trademark agreement with wine industry veteran Daryl Groom, for a fifty-percent ownership in and all rights, titles and interest in the Colby Red trademark. Colby Red is a California cuvée of Cabernet Sauvignon, Zinfandel, Shiraz, Merlot, and Petite Sirah with a suggested retail bottle price ranging between $11.99-$13.99. Sales of Colby Red help raise money for charities that support heart health. As one of the largest cause-marketing wine brands in the U.S., Colby Red has donated over $0.4 million in just over two years. The brand has contributed positively to our net sales, gross margins and branding awareness during FY14.

In November 2013, we launched PaperBoy, the first paper wine bottle in the United States. PaperBoy’s bottle is made from 100% recycled cardboard and has a plastic insert with proven “bag in a box” technology. The package is 85% lighter than a glass bottle and is easily recyclable. Its carbon footprint is significantly smaller than glass and provides an easy alternative to enjoying wine outdoors where glass is prohibited. After ninety days of retailer exclusivity and growing awareness of the brand, PaperBoy was introduced to several top national and international retailers and we expect to see additional distribution in upcoming quarters.

During the third quarter of FY14, as part of our growth strategy, we introduced our Evocative Wraps brand into the national markets and are continuing discussions with other top key retailers to carry the brand.

We continue to receive positive feedback from our retailers, national publications and newspapers for our wine quality and packaging innovation. In December 2013, Robert Parker, one of the industry’s most highly regarded wine critics, evaluated and rated selected VML wines (Wine Advocate #210). Mr. Parker not only provided high scores but also favorably commented on our innovative design and packaging. We believe these scores and the resulting consumer awareness of our brands can be leveraged by our distributors to expand points of distribution in the marketplace.

In August 2014, Safeway expanded its partnership with Truett-Hurst and added three new listings: Bewitched Reserve Pinot Noir, Bewitched Reserve Chardonnay and Stonegate Cabernet Sauvignon.

In September 2014, we announced that Total Wines & More, “America’s Wine Superstore” will be adding several new Truett Hurst, Inc. products to their wine listings. The latest brands added to their shelves include; Mad Duck Sauvignon Blanc, Inconspicuous Old Vine Lodi Zinfandel, Eden's Eve by Eden Ridge and The One Armed Man, a reserve level of Truett-Hurst's The Fugitive.

Also in September 2014, we announced that Kroger, with over 2,600 stores under nearly 2 dozen banners, will be launching Truett Hurst’s California Winecraft project which are delicious, single serving ready-to-drink wine based beverages in craft cans pattered on classic mixed wine combinations that are world-wide favorites.

Our Products

We produce a wide spectrum of varietals, including Pinot Noir, Chardonnay, Sauvignon Blanc, Merlot, Cabernet Sauvignon and Zinfandel, across a number of price points in the marketplace. Our wine brands and varietals are as follows:

Product	Key Varietals	Distribution Chanel
Truett Hurst	Zinfandel	Direct to Consumer
VML	Pinot Noir/Chardonnay	Broad Market
Bradford Mountain	Zinfandel/Syrah	Broad Market
Healdsburg Ranches	Chardonnay/Pinot Noir/Zinfandel	Broad Market
The Fugitive	Red Blend	Retail Exclusive
The Criminal	Red Blend	Retail Exclusive
Dearly Beloved	Red Blend	Retail Exclusive
Sauvignon Republic	Sauvignon Blanc	Retail Exclusive
Harbor Front	Chardonnay/Cabernet Sauvignon/Merlot/Pinot Noir	Retail Exclusive
Kiarna	Chardonnay/Cabernet Sauvignon/Merlot	Retail Exclusive
Hobson Estate	Chardonnay/Cabernet Sauvignon/Merlot	Retail Exclusive
Evocative Wraps	Various	Semi Broad Market
Bewitched	Chardonnay/Pinot Noir	Semi Broad Market
Curious Beasts	Red Blend	Semi Broad Market/International
Fuchsia	Rose/White Blend	Semi Broad Market/International
Schuck’s	Sauvignon Blanc/Chardonnay/Pinot Noir	Retail Exclusive
Candell’s	Sparkling	Retail Exclusive
Eden Ridge	Chardonnay	Retail Exclusive
Chateau Crisp	Sauvignon Blanc	Semi Broad Market
The Supper Club	Chardonnay/Cabernet Sauvignon	Retail Exclusive
The Wine with No Name	Red Blend	Broad Market
Mad Duck	Zinfandel	Retail Exclusive
California Square	Chardonnay/Cabernet Sauvignon/Red Blend	Retail Exclusive
Paso Ranches	Cabernet Sauvignon	Retail Exclusive
PaperBoy	Red Blend	Broad Market

Our wineries

Established in 2007, Truett-Hurst was our first winery operation and brand. The Truett-Hurst winery is located in the Dry Creek Valley appellation of Sonoma County and focuses on producing super-premium wine from a range of varietals, including Zinfandel, Chardonnay, Sauvignon Blanc, Pinot Noir, Petite Sirah and other red blends.

Established in 2011, VML was our second winery operation and brand. The leased VML winery is located in the Russian River appellation of Sonoma County and focuses on producing super-premium and ultra-premium wines from grapes purchased from local growers, including from our founders and members of our management team’s vineyards. The range of varietals include Pinot Noir, Petite Sirah, Sauvignon Blanc, Gewurztraminer, Rosé and other red blends.

Wine Supply and Production

Wine Production

We operate two wineries where wine is produced from many varieties of grapes principally grown or purchased in Sonoma County’s Russian River Valley and Dry Creek Valley appellations. Our VML winery can crush, ferment and oak barrel age approximately 500 tons (35,000 cases) of ultra-premium grapes annually, with capacity to increase to 2,000 tons with additional capital improvements. For increased production capacities, we outsource to a variety of specialist wineries and bottling facilities. We have been able to satisfy our production requirements with respect to the foregoing and consider our sources to be adequate at this time. However, the inability of any of our suppliers to satisfy our requirements could adversely affect our operations.

Grape and Wine Contracts

The majority of our annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October. In addition to purchasing grapes, we supplement our needs with bulk wine purchase contracts based on our sales and production requirements. Depending upon overall demand and availability of bulk wine, we could experience shortages or increased prices.

We enter into grape contracts with terms generally of one to four years, which require us to pay an agreed upon price per ton that varies according to the type of grape, its appellation and in certain cases, the vineyard block in which the grapes are grown. Contracts are typically terminable after the specified term, unless earlier mutually agreed to by the parties.

LLC Member Owned Vineyards

Certain founders, executive officers, and principal stockholders own, operate or farm vineyards. The majority of the grapes produced from these vineyards are sold to us at market prices with the balances sold to other wineries. See Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding related party commitments.

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

Seasonality

There is seasonality in the growing, procurement and transportation of grapes. The wine industry typically experiences increased sales in October, November and December. Our sales have historically followed several distinct trends. Sales are typically higher upon the launch of a new product into the marketplace and when retailers promote brands through in-store displays and advertisements. We expect these trends to continue.

Our Team and Culture

Our team consists of seasoned professionals who have worked their way up through the industry often achieving senior level positions in noted wine companies, such as Diagio, Constellation Brands, Inc., the Brown-Forman Corporation and Fetzer Vineyards.

In addition to building a seasoned team of professionals and shaping our entrepreneurial culture, an important part of our strategy is to create partnerships with the best organizations and professionals in order to leverage our core competencies in the most efficient, cost effective and profitable manner. We are proud of our corporate partnerships we have created throughout our sales channels and our team believes we can build a business that can change the way consumers purchase and enjoy wine.

Sales and Marketing

We employ full-time, in-house marketing, sales and customer service personnel. Our sales and marketing team uses a range of marketing strategies designed to build brand equity and increase sales. Strategies include, but are not limited to, market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on-premise promotions, social media and public relations.

Competitive Environment

The super-premium, ultra-premium and luxury market segments of the wine industry are highly competitive. We compete on the basis of quality, price, brand recognition and distribution strength against domestic and multinational producers and distributors, some of which have greater resources than us, for consumer purchases, as well as shelf space in retail stores, restaurant presence and wholesaler attention. Further, our wines compete with other alcoholic and nonalcoholic beverages.

In the retail exclusive label market, we believe our chief competitors are Constellation Brands, Inc., E.&J. Gallo Winery, Bronco Wines, Winery Exchange Inc., Vintage Wine Estates, Delicato Family Vineyards, and other California and international wine producers.

There are relatively few publicly traded beverage companies with significant wine operations. Two of the largest, Constellation Brands, Inc. — owner of brands such as Robert Mondavi, Clos du Bois and Kim Crawford — and Diageo plc — which owns Rosenblum, Chalone, Sterling and others — also have beer and spirits divisions, and Concha y Toro S.A. is a Chilean-based and traded manufacturer.

Demand for wine in the premium, super-premium, ultra-premium and luxury market segments can rise and fall with general economic conditions. Based on industry statistics, wine consumption in all of these categories has increased. Our ability to respond to market demand, deliver a variety of wine styles, create and design innovative packaging combined with an effective distribution system will allow us to continue to penetrate the mainstream wine markets.

Intellectual Property

We protect our proprietary rights through a variety of means and measures, including patents, trade secrets, copyrights, trademarks, contractual restrictions and technical measures. We sell a number of our brands under our registered trademarks. International trademark registrations are also maintained where it is appropriate to do so. Each of the U.S. trademark registrations are renewable indefinitely so long as we are making a bona fide usage of the trademark. As of September 24, 2014, we had 31 registered material trademarks including 13 published and 11 pending.

Regulatory Environment

The wine industry is part of the highly regulated U.S. liquor industry. While there have been significant relaxations over time, such as those arising following the Granholm v. Heald U.S. Supreme Court decision in 2005, the U.S. wine industry is still highly regulated. For example, we are able to ship wine directly now to consumers and businesses in 39 states, but must still work through traditional “three-tier” distributors in the remaining 11 states.

The production and sale of wine is subject to extensive regulation by the United States Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau and the California Liquor Control Commission. We are licensed by and meet the bonding requirements of each of these governmental agencies. Sale of our wines is subject to federal alcohol tax, payable at the time wine is removed from the bonded area of the winery for shipment to customers or for sale in our tasting rooms. The current federal alcohol tax rate is $1.07 per gallon for wines with alcohol content at or below 14% and $1.57 per gallon for wines with alcohol content above 14% but less than 21%; however, wineries that produce not more than 250,000 gallons during the calendar year are allowed a graduated tax credit of up to $0.90 per gallon on the first 100,000 gallons of wine (other than sparkling wines) removed from the bonded area during that year.

We also pay the state of California an excise tax of $0.20 per gallon for all wine sold in California. In addition, all states in which our wines are sold impose varying excise taxes on the sale of alcoholic beverages. Payments of these taxes are the responsibility of the supplier or distributor depending upon the channel in which the wine is sold.

Internet and consumer direct sales are also subject to state regulation which governs the quantity and manner in which products can be shipped, delivered and excise taxes collected.

As an agricultural processor, we are also regulated by Sonoma County and, as a producer of wastewater, by the state of California. We have secured all necessary permits to operate our business.

Prompted by growing government budget shortfalls and public reaction against alcohol abuse, Congress and many state legislatures are considering various proposals to impose additional excise taxes on the production and sale of alcoholic beverages, including table wines. Some of the excise tax rate increases being considered are substantial. The ultimate effects of such legislation, if passed, cannot be assessed accurately since the proposals are still in the discussion stage. Any increase in the taxes imposed on table wines can be expected to have a potentially adverse impact on overall sales of such products. However, the impact may not be proportionate to that experienced by producers of other alcoholic beverages and may not be the same in every state.

Management is strongly focused on environmental stewardship and maintains a variety of policies and processes designed to protect the environment, the public and the consumers of its wine. Many of our expenses for protecting the environment are voluntary, however we are regulated by various local, state and federal agencies regarding environmental laws where the costs of these laws and requirements of these agencies are effectively integrated into our regular operations and do not cause significant negative impacts or costs.

We believe we are in compliance in all material respects with all applicable governmental laws and regulations in the countries in which we operate. We also believe that the cost of administration and compliance with, and liability under, such laws and regulations do not have, and are not expected to have, a material adverse impact on our financial condition, results of operations or cash flows for the fiscal year ended June 30, 2014.

Employees

As of June 30, 2014, we had a full time equivalent of 35 employees. We hire part time and seasonal help as needed. All employees were in the United States. We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial, and sales and marketing personnel. None of the employees are subject to collective bargaining agreements. We believe relations with our employees are good.

Information About Our Executive Officers

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2014 annual meeting of stockholders.

Available Information

Our principal executive offices are located at 125 Foss Creek Circle, Healdsburg, California 95448, and our telephone number is (707) 433-4436. We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issues, including what we file electronically with the SEC at www.sec.gov. You may learn more about us by visiting our website at www.truetthurstinc.com, the information on our website is not part of this Form 10-K. The foregoing information regarding our website and our content is for your convenience only. The content of our website is not deemed to be incorporated by reference in this report or filed with the SEC.

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

Item 1A. Risk Factors

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the federal securities laws. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. We believe these factors include but are not limited to those described under “Item 1A. Risk Factors” such as:

•	A reduction in the supply of grapes and bulk wine available to us from the independent grape growers and bulk wine suppliers could reduce our annual production of wine.
•	We have a history of losses and we may not achieve or maintain profitability in the future.
•	We face significant competition which could adversely affect our profitability.
•	Because a significant amount of our business is made through our direct to retailer partners, any change in our relationships with them could harm our business.
•	The loss of Mr. Hurst, Mr. Forgue, Ms. Lambrix, Mr. Dolan or other key employees would damage our reputation and business.
•	A reduction in our access to/or an increase in the cost of the third-party services we use to produce our wine could harm our business.
•	The terms of our credit facility with Bank of the West may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
•	Because our existing owners have retained significant control over Truett-Hurst, new investors will not have as much influence on corporate decisions as they would if control were less concentrated.
•	Many of our transactions are with related parties, including our founders, executive officers, principal stockholders and other related parties, and present conflicts of interest.
•	Several of our executive officers and key team members have outside business interests which may create conflicts of interest.
•	We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position and brand equity.
•	We are controlled by our existing owners, whose interests may differ from those of our public stockholders.
•	We are a “controlled company” within the meaning of the corporate governance standards of NASDAQ and, as a result, rely on exemptions from certain corporate governance requirements.

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

We depend on bulk wine suppliers for the production of several of our wines, particularly our direct to retailer designated labels. We have contracts with some wineries to provide us with bulk wine for a four-year term at specified prices and terms. These contracts provide us with limited growth opportunities for the next two years. Further growth beyond our current grape and wine contracts depends on the availability and pricing of bulk wine that meet our quality standards.

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

We have had a limited number of quarters or years of profitability and historically raised additional capital to meet our growth needs. We expect to make significant future investments in order to develop and expand our business, which, we believe, will result in additional sales, marketing and general and administrative expenses that will require increased sales to recover these additional costs. As a public company we expect to incur legal, accounting, and other administrative expenses that we did not incur as a private company. As a result of our sales and marketing expenses as well as these increased expenditures, we must generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable.

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

The wine industry is intensely competitive. Our wines compete in several super-premium and ultra-premium wine market segments with many other super-premium and ultra-premium domestic and foreign wines, with imported wines coming from the Burgundy and Bordeaux regions of France, as well as Italy, Chile, Argentina, South Africa and Australia. Our wines also compete with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by our independent distributors, many of which carry extensive brand portfolios. A result of this intense competition there has been and may continue to be upward pressure on our selling and promotional expenses. In addition, the wine industry has experienced significant consolidation. Many of our competitors have greater financial, technical, marketing and public relations resources than we do. Our sales may be harmed to the extent we are not able to compete successfully against such wine or alternative beverage producers’ costs. There can be no assurance that in the future we will be able to successfully compete with our current competitors or that we will not face greater competition from other wineries and beverage manufacturers.

Because a significant amount of our business is made through our direct to retailer partners, any change in our relationship with them could harm our business.

Our agreements with our direct retail partners are informal and therefore subject to change. If one or more of our direct retail partners chose to purchase fewer of our products, or we were forced to reduce the prices at which we sell our products to these partners, our sales and profits would be reduced and our business would be harmed.

The loss of Mr. Hurst, Mr. Forgue, Ms. Lambrix, Mr. Dolan or other key employees or personnel would damage our reputation and business.

We believe that our success largely depends on the continued employment of a number of our key employees, including Phil Hurst, our Chief Executive Officer, Paul Forgue, our Chief Financial Officer and Chief Operations Officer, Virginia Lambrix, our Winemaker, Paul Dolan, one of our co-founders and Kevin Shaw, an independent contractor who serves as our Creative Director. Any inability or unwillingness of Mr. Hurst, Mr. Forgue, Ms. Lambrix, Mr. Dolan, Mr. Shaw or other key management team members to continue in their present capacities could harm our business and our reputation.

A reduction in our access to/or an increase in the cost of, the third-party services we use to produce our wine could harm our business.

We utilize capacity at several third-party facilities for the production of a significant portion of our wines. Our inability in the future to use these or alternative facilities, at reasonable prices or at all, could increase the cost or reduce the amount of our production, which could reduce our sales and our profits. We do not have long-term agreements with any of these facilities, and they may provide services to our competitors at a price above what we are willing to pay. The activities conducted at outside facilities include crushing, fermentation, storage, blending and bottling. Our reliance on these third parties varies according to the type of production activity. As production increases, we must increasingly rely upon these third-party production facilities. Reliance on third parties will also vary with annual harvest volumes.

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

As of June 30, 2014, we advised the bank that we may fail to be in compliance with a debt service coverage ratio. In order to avoid a failure to comply with that covenant, in advance of any default, the bank provided a waiver of compliance. For additional information related to our bank loans, see Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Because our insiders retain significant control over Truett-Hurst, new investors will not have as much influence on corporate decisions as they would if control were less concentrated.

Our existing insiders at June 30, 2014, control 55% of the voting power of our outstanding Class A common stock and 100% of the voting power of our outstanding Class B common stock. Prior to conversion of their LLC Units, each holder of LLC Units holds a single share of our Class B common stock. Although these shares have no economic rights, they allow our existing owners to exercise voting power over Truett-Hurst, Inc., the managing member of the LLC, at a level that is consistent with their overall equity ownership of our business. As a result, our existing owners and their respective affiliates have significant influence in the election of directors and the approval of corporate actions that must be submitted for a vote of stockholders.

In addition, certain existing owners, as well as certain trusts and other entities under their control, have entered into guarantee agreements in connection with our credit facility with Bank of the West. For additional information related to our bank guarantees, see Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

In addition, from time to time we enter into transactions for goods and services with entities in which our executive officers, directors and/or affiliates have interests, as further described under Part II, Item 8, Note 8, “Commitments and Contingencies — Related Party,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We also enter into grape and bulk wine purchase agreements from time to time with entities in which our executives and/or founders have financial interests. We have entered into such arrangements with:

•	Ghianda Rose Vineyard, which is owned by Diana Fetzer, wife of Paul E. Dolan, III a member of our board of directors.
•	Gobbi Street Vineyards, which is partly owned by Diana Fetzer, and Paul E. Dolan, III’s daughter, Nya Kusakabe.
•	Mendo Farming Company, which is managed by Heath E. Dolan and owned by the following members: (i) Daniel A. Carroll and Stasia Obremskey, as trustees of the Carroll-Obremskey Trust

Dated April 5, 1996 (the “Carroll-Obremskey”) (33.333% interest); (ii) Paul E. Dolan III, as trustee of The Dolan 2003 Family Trust Dated June 5, 2003 (the “Dolan 2003 Trust”) (30.334% interest); (iii) Peter E. Dolan (17.333% interest); (iv) Heath E. Dolan and Robin A. Dolan, as trustees of The Dolan 2005 Family Trust Dated August 24, 2005 (the “Dolan 2005 Trust”) (9.500% interest); and (v) Zachary Y. Schat and Melissa Schat, as trustees of The Zachary Schat Trust U/D/T Dated September 1, 2004 (the “Schat Trust”) (9.500% interest). Peter E. Dolan is the brother of Paul E. Dolan, III.
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

A failure of one or more of our key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on our business.

We rely on information technology (“IT”) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist us in the management of our business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting our internal network and communication systems; ordering and managing materials from suppliers; supply/demand planning; production; shipping product to customers; hosting our branded websites and marketing products to consumers; collecting and storing customer, consumer, employee, investor, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing, and sharing confidential and proprietary research, business plans, and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage our business.

Increased IT security threats and more sophisticated cyber-crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely affect our business operations and/or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.

If we are unable to maintain an effective internal control over financial reporting in the future, the accuracy, and timeliness of our financial reporting may be adversely affected.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and as such we may elect to avail ourselves of the certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which we refer to as the “Sarbanes-Oxley Act.”

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

We experience seasonal and quarterly fluctuations in sales, operating expenses and net income. Generally, the second and third quarters of our fiscal year have lower sales volumes than the first and fourth quarters. We have managed, and will continue to manage, our business to achieve our long-term objectives. In doing so, we may make decisions that we believe will enhance our long-term profitability, even if these decisions may reduce quarterly earnings. These decisions include the timing of the release of our wines for sale, our wines’ competitive positioning and the grape and bulk wine sources we use to produce our wines.

Bad weather, drought, plant diseases and other factors could reduce the amount or quality of the grapes available to produce our wines.

A shortage in the supply of quality grapes may result from the occurrence of any number of factors which determine the quality and quantity of grape supply, such as weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, pruning methods, the existence of diseases and pests, and the number of vines producing grapes, as well as the level of consumer demand for wine. Any shortage could cause an increase in the price of some or all of the grape varieties required for our wine production and/or a reduction in the amount of wine we are able to produce, which could harm our business and reduce our sales and profits.

Recent examples of events affecting supply include the frost in 2008 that significantly impacted the amount of grapes harvested in Mendocino County, the frost of 2011 that had a significant impact on the crop size in Paso Robles and the widespread drought which impacted parts of the United States during 2011, 2012 and in some regions in 2013 and 2014 was considered the worst in many years. Currently 100% of the state of California is now classified as being in one of the three worst levels of drought which range from abnormally dry, moderate drought, severe drought, extreme drought and exceptional drought.

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

A decrease in wine score ratings by important rating organizations could have a negative impact on our ability to create greater demand and pricing.

Many of our brands are issued ratings or scores by local and national wine rating organizations, and higher scores usually translate into greater demand and higher pricing. Although some of our brands have been highly rated in the past, and we believe our farming and winemaking activities are of a quality to generate good ratings in the future, we have no control over ratings issued by third parties which may not be favorable in the future.

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

In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or in connection with historical activities of businesses we acquire. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants at our current and former properties, the potential exists for remediation, liability and indemnification costs to differ materially from the costs that we have estimated. We cannot assure you that our costs in relation to these matters will not exceed our projections or otherwise have an adverse effect upon our business reputation, financial condition or results of operations.

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

Water is essential in the production of our products. The quality and quantity of water available for use is important to the supply of grapes and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality that may affect our production costs or impose capacity constraints. With California facing one of the most severe droughts on record, Governor Brown declared a drought State of Emergency in January and directed state officials to take all necessary actions to prepare for water shortages. Such events could adversely affect our results of operations and financial condition.

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

We entered into a tax receivable agreement with our pre-IPO owners that provides for the payment by Truett-Hurst Inc. to these parties of 90% of the benefits, if any, that Truett-Hurst Inc. is deemed to realize as a result of the increases in tax basis resulting from our purchases or exchanges of LLC Units and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

We expect that the payments that we may make under the tax receivable agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and/or distributions to Truett-Hurst Inc. by H.D.D. LLC are not sufficient to permit Truett-Hurst Inc. to make payments under the tax receivable agreement after it has paid taxes. The payments under the tax receivable agreement are not conditioned upon the continued ownership of us by the counterparties to the tax receivable agreement.

We are controlled by our existing owners, whose interests may differ from those of our public stockholders.

As of June 30, 2014, our existing owners control 55% of the voting power of our outstanding Class A common stock and 100% of the voting power of our outstanding Class B common stock. Because the LLC members hold their ownership interest in our business through the LLC, rather than through the public company, these existing owners may have conflicting interests with holders of shares of our Class A common stock. For example, our existing owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that we entered in to, and whether and when we should terminate the tax receivable agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions may take into consideration these existing owners' tax or other considerations even where no similar benefit would accrue to us.

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

We will be required to pay the counterparties to the tax receivable agreement for certain tax benefits we may claim arising in connection with current exchanges, future purchases or exchanges of LLC Units and related transactions, and the amounts we may pay could be significant.

We entered into a tax receivable agreement (“TRA”) with our existing owners which provides for the payment by us to our existing owners of 90% of the benefits, if any, that we are deemed to realize as a result of (i) the increases in tax basis resulting from our exchanges of LLC Units and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

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

We recorded deferred tax assets of $3.0 million related to the exchange of 0.9 million LLC units for an equal amount of THI Class A common stock. We recorded a $2.9 million long-term liability due to LLC unit holders who converted their units to shares which represents 90% of the estimated tax benefits and $0.3 million for the difference in the recorded deferred tax asset and computed TRA liability and recorded as an adjustment to equity. Additionally, we recorded a valuation allowance on our deferred tax assets for $3.0 million as it was determined that it was more likely than not that the tax benefits would not be realized which resulted in corresponding adjustments to the TRA liability and equity as mentioned above.

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

Even if we decide in the future to pay any dividends, Truett-Hurst Inc. is a holding company with no independent operations of its own except its controlling member equity interest in the LLC. As a result, Truett-Hurst Inc. depends on H.D.D. LLC and its affiliates for cash to pay its obligations and make dividend payments. Deterioration in the financial condition, earnings or cash flow of H.D.D. LLC and its affiliates for any reason could limit or impair its ability to pay cash distributions or other distributions to us. In addition, our ability to pay dividends in the future is dependent upon our receipt of cash from H.D.D. LLC and its affiliates. H.D.D. LLC and its affiliates may be restricted from sending cash to us by, among other things, law or provisions of the documents governing our existing or future indebtedness.

If securities or industry analysts stop publishing research or reports about our business, or if they downgrade their recommendations regarding our Class A common stock, our stock price and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, our Class A common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.

The market price and trading volume of our common stock may be volatile and may be affected by market conditions beyond our control.

The trading price of shares of our common stock may fluctuate substantially. The price of the shares of our common stock that will prevail in the market may be higher or lower than prices paid by investors, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause investors to lose part or all of their investment in shares of our common stock. This market volatility, as well as general economic, market or political conditions could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts' earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the price you originally paid.

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

As of June 30, 2014, we have an aggregate of 3.6 million shares of Class A common stock issuable, including approximately 3.2 million shares of Class A common stock issuable upon exchange of outstanding LLC Units and 0.4 million shares reserved for issuance under our 2012 Incentive Plan. See Part II, Item 8, Note 12, “Stock-based Compensation” to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and restricted stock rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. Any Class A common stock that we issue, including under our 2012 Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by then existing holders of our Class A common stock.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years unless we no longer qualify for such status prior to that time. After we are no longer an emerging growth company, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies.

Reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

As an “emerging growth company”, we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive as we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We lease approximately 2,500 square feet for administrative offices at 125 Foss Creek Circle, Healdsburg, California 95448. The lease commenced on October 15, 2013 and ends on October 31, 2016, and contains three one-year renewal options with adjustment to market rents.

We consider these facilities to be suitable and adequate for the management and operation of our business. For additional information related to leases, see Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 3. Legal Proceedings

Litigation Matters

Paul Dolan, a former employee of Mendocino Wine Group (“MWG”), left MWG in 2012. Dolan filed suit against MWG in connection with establishing a fair price for his interest in MWG, and MWG filed a cross-complaint alleging Dolan breached his duty to, and competed with, MWG, and shared confidential information with others, including people at the Company. In May 2013, the Company was subpoenaed to produce documents but not named in the suit. As of August 26, 2014, the suit was settled and the lawsuits have been dismissed. We have not incurred any legal fees and do not anticipate any legal fees.

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

Market Information and Holders

Our Class A common stock is traded on The NASDAQ Capital Market under the symbol “THST”. As of September 24, 2014, the record date for our 2014 annual meeting, there were approximately 61 holders of record of Class A common stock and 9 holders of record of Class B common stock. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our Class A common stock, as reported on The NASDAQ Capital Market:

Fiscal 2013	Low Price	High Price
Quarter ended 6/30/2013	$5.30	$6.00

Fiscal 2014	Low Price	High Price
Quarter ended 9/30/2013	$4.60	$6.00
Quarter ended 12/31/2013	$3.39	$5.55
Quarter ended 3/31/2014	$4.16	$6.15
Quarter ended 6/30/2014	$4.71	$5.37

As of September 24, 2014, the last reported sale price on the NASDAQ Capital Market for our common shares was $5.42 per share. Our Class B common stock is not publicly traded.

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

The fiscal 2014 results referred to in these audited consolidated financial statements include the results of Truett-Hurst, Inc. (“THI”) and its subsidiaries: H.D.D. LLC (“LLC”) and its consolidated subsidiary, The Wine Spies, LLC (“Wine Spies”) (collectively, “we,” “Truett-Hurst,” “our,” “us,” or “the Company”). THI consolidates the financial results of the LLC and its consolidated subsidiary, and records a non-controlling interest for the economic interest in the LLC and its consolidated subsidiary. Non-controlling interest represents the portion of equity ownership in subsidiaries that are not attributable to THI. THI’s fiscal 2013 period is from June 26, 2013 to June 30, 2013 due to the completion of the Company’s initial public offering (“IPO”) on June 25, 2013. Unless the context suggests otherwise, references in this report to THI refer (1) prior to the June 2013 IPO of THI and related transactions, to the LLC and its consolidated subsidiary and (2) after our IPO and related formation transactions, to THI and its consolidated subsidiaries.

Unless the context suggests otherwise, references in this report to “Truett-Hurst,” the “Company,” “we,” “us” and “our” refer (1) prior to the June 2013 initial public offering (“IPO”) of Truett-Hurst Inc. and related transactions, to the LLC and (2) after our IPO and related transactions, to Truett-Hurst Inc.

Quantities or results referred to as “to date” or “as of this date” mean as of or to June 30, 2014, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year. For example, “FY13” and “fiscal year 2013” each refer to the fiscal year ended June 30, 2013 and “FY14” and “fiscal year 2014” each refer to the fiscal year ended June 30, 2014. This Annual Report on Form 10-K references certain trademarks and registered trademarks of ours and products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

Overview

We produce and sell premium, super-premium, ultra-premium and luxury wines. The wine we make generally comes from grapes grown on our estate vineyards or purchased from California based growers. In addition we purchase semi-finished bulk wine under contract and opportunistically on the spot market. On a more limited basis we also purchase finished goods from both foreign and domestic producers. We are headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. Our wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Syrah, Merlot, and Cabernet Sauvignon and are sold across a number of price points via three distinct distribution channels: three-tier, direct to consumer and internet. Our business model is a combination of direct to consumer sales, traditional three-tier brand sales and retail exclusive brand sales. We own, design and develop our brands, including those developed and sold on a retailer exclusive basis. Our brands are differentiated and marketed through innovative packaging and label designs.

Wine sales in the three-tier channel are sold to distributors with programs available to the broad market (domestic and international markets) or to specific retailers on an exclusive basis. Our traditional three-tier distribution business consists of sales of Truett-Hurst, VML, Healdsburg Ranches and Bradford Mountain branded wines. Through our retailer exclusive brand model we collaboratively work with our retail partners to develop innovative brands which resonate with their customers and increase consumer store traffic and grow sales. Our retail exclusive model allows us to own the brands we create, which we believe differentiates us from the traditional private label model, and allows us the option of expanding the brands into national and international broad markets, thereby further building our brand equity. Our direct to consumer channel consists of sales through our tasting rooms, wine clubs and via the internet.

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

At June 30, 2014, there were 3.2 million LLC Units held by parties other than THI which upon exercise of the right to exchange would exchange for Class A common stock on a one-for-one basis. During FY14, certain members converted 0.9 million LLC units into Class A common stock. Our existing insiders at June 30, 2014, control 55% of the voting power of our outstanding Class A common stock and 100% of the voting power of our outstanding Class B common stock. Prior to conversion of their LLC Units, each holder of LLC Units holds a single share of our Class B common stock. Accordingly, our LLC owners have the ability to elect all of the members of our board of directors, and thereby control our management and affairs.

In connection with our IPO, one share of Class B common stock was distributed to each existing holder of LLC Units, each of which provides its owner with no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to our stockholders for each LLC Unit held by such holder. Holders of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law.

Exchange Agreement

Prior to the completion of the IPO, we entered into an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers. Under the exchange agreement, each existing owner (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at our election. As a holder exchanges their LLC Units, our interest in the LLC will be correspondingly increased. At June 30, 2014, certain members exchanged 0.9 million LLC units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement.

Tax Receivable Agreement

Prior to the completion of the IPO, we entered into a tax receivable agreement (“TRA”) with the LLC members. The agreement provides for the payment from time to time by us, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) increases in tax basis resulting from the exchange of LLC Units and (ii) certain other tax benefits related to us entering into the agreement, including tax benefits attributable to payments under the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC. For purposes of the agreement, the benefit deemed realized by the corporate taxpayer will be computed by comparing the actual income tax liability of the corporate taxpayer (calculated with certain assumptions) to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the exchanges, and had the corporate taxpayer not entered into the agreement. The term of the agreement will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the agreement for an amount based on the agreed payments remaining to be made under the agreement or the corporate taxpayer breaches any of its material obligations under the agreement in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the agreement.

We will be required to pay the counterparties to the tax receivable agreement for certain tax benefits we may claim arising in connection with current exchanges, future purchases or exchanges of LLC Units and related transactions, and the amounts we may pay could be significant.

H.D.D. LLC intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of LLC Units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of H.D.D. LLC at the time of an exchange of LLC Units. As a result of these exchanges, Truett-Hurst Inc. will become entitled to a proportionate share of the existing tax basis of the assets of H.D.D. LLC. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of H.D.D. LLC that otherwise would not have been available.

Both this proportionate share and these increases in tax basis may reduce the amount of tax that Truett-Hurst Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We recorded deferred tax assets of $3.0 million related to the exchange of 0.9 million LLC units for an equal amount of THI Class A common stock. We recorded a $2.9 million long-term liability due to LLC unit holders who converted their units to shares which represents 90% of the estimated tax benefits and

$0.3 million for the difference in the recorded deferred tax asset and computed TRA liability and recorded as an adjustment to equity. Additionally, we recorded a valuation allowance on our deferred tax assets for $3.0 million as it was determined that it was more likely than not that the tax benefits would not be realized which resulted in corresponding adjustments to the TRA liability and equity as mentioned above.

Initial Public Offering

Our IPO closed on June 25, 2013 and pursuant to the IPO, we offered and sold 2.7 million shares of Class A common stock and acquired an equivalent number of LLC Units of the LLC. We received gross IPO proceeds of approximately $16.2 million and used approximately $15.1 million of the IPO proceeds to purchase 2.7 million newly-issued LLC Units from the LLC. We caused the LLC to use approximately $1.6 million of the $15.1 million IPO net proceeds from the sale of such newly-issued LLC Units to repay outstanding indebtedness and related IPO expenses. In addition, we paid approximately $1.1 million to the Placement Agent.

Subsequent to the IPO and the formation transactions described above, we consolidated the financial results of the LLC and its subsidiaries and reflected the ownership interest of the other members of the LLC as a non-controlling interest in our consolidated financial statements beginning June 30, 2013.

Recent Trends

Wine Industry

Per MarketLine, the global wine industry is on track to record approximately $292 billion in revenues in 2014, with the top wine-producing countries accounting for over 80% of the world’s supply, and the top four accounting for approximately 55% of all wine worldwide. The Wine Market Council states, in terms of volume, the U.S. has approximately 100 million wine drinkers, which is driving a market of greater than $36 billion in sales and 370 million cases, as of 2013, up 2.7% and 5% respectively from 2012, including both domestic and imported wine. Additional trends within the wine industry, include (Unified Wine Symposium and ACNielsen):

•	The estimated value of 2013 wine shipments is $36 billion, a 5% increase from 2012. This makes the U.S. the largest wine market in terms of revenues;
•	An increase in global wine consumption, with premium wines growing faster than value-priced wines;
•	Wine sales have been growing at a rate of 2 to 3% per year in the U.S. market for the past 21 years, and
•	Of the 330 million people in the U.S., 100 million now drink wine.
•	Retail outlets increased by 62,000 locations over the last five years, up 12% to 550,000 outlets
•	Most popular varietals were: chardonnay, with 20% share of sales; cabernet sauvignon, 13%; merlot, 9%; red blends or sweet red wines, 9%, pinot grigio, 9%; followed by moscato, 6%; white zinfandel, 5%; pinot noir, 4%; and sauvignon blanc, 4%
•	U.S. wine exports, 90 percent from California, reached $1.55 billion in winery revenues in 2013, an increase of 16.4% compared with 2012
•	The European Union was the top destination for U.S. wine exports, accounting for $617 million, up 31% compared to the previous year; followed by Canada, $454 million, up 12%

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

Our strategy has been to utilize our knowledge, expertise and competitive positioning to deliver innovative products to the wine market. We face evolving trends in the wine industry that can provide opportunities as well as potential risks, including:

•	Market ripe for disruption: With increased direct-to-consumer wine distribution wine drinkers are exploring new brands and products. Tourism and winery visits drive the majority of a winery’s repeat sales and wine clubs, but retailers are also stepping up their game. According to ACNielsen, there are now 522,000 nationwide retail outlets for wine, beer and spirits. Citing companies that have started carrying wine like Walgreens and 7-Eleven, ACNielsen notes that there are now more chains than independent shops selling wine. In order to compete for this growing profit pool, food and grocery retailers have turned to retail exclusive brand label programs as a way of gaining margin, customer loyalty, category growth and differentiation.
•	Retailer focus on innovation: In an increasingly fast moving and competitive marketplace, innovation in packaging continues to play a key role in new product development and branding in the wine sector. Packaging needs to adapt to a more complex picture of how consumption needs vary by product category and positioning. More specific product positioning by finished goods manufacturers and retailers in many cases means more specifically tailored packaging — creating opportunities for the industry. Our retail exclusive label model is aligned with retailers’ initiatives of delivering innovative and unique brands that minimize negative environmental impact.
•	Retail exclusive brand label model growth: According to ACNielsen data, the retail exclusive label unit and dollar share reached 23.4% of the private label market for the 52-week period ending November 23, 2013. Wine shipments to the U.S. from all production sources, grew 3% to 375.2 million cases with an estimated retail value of $36.3 billion. This represents 21 consecutive years of volume growth. The U.S. has been the largest wine consuming nation in the world since 2010. California's 215 million cases shipped within the U.S. represent a 57% share of the U.S. wine market. Our retail exclusive label model is positioned to fill the increased demand by retailers.
•	Rapid growth of internet retailing: The global online wine market, estimated to be approximately $5 billion, is experiencing growth of more than 30 percent each year. The industry has flourished over the past five years, as consumers have increased their reliance on online shopping and e-commerce in general. More Americans are purchasing goods and services online, as it offers convenience by allowing them to browse from the comfort of their home. We believe our Wine Spies platform is poised to take advantage this growing trend.
•	Significant direct to consumer sales growth: Per the Wine Industry Metrics for March 2014, a thriving U.S. wine industry reflected a 20% monthly gain in direct-to-consumer sales. This monthly increase also raised the 12-month growth rate to 10% from 7% in February. Off-premise sales grew 5% for the month and stayed on a steady 12-month track of 7% growth. Our direct to consumer sales represented 18% and 19% of our total net sales for the fiscal years ended June 30, 2014 and 2013, respectively.

We anticipate our net sales will increase as our existing brands and concepts continue to gain acceptance in the marketplace and through our scheduled introduction of new brands and packaging. We expect cost of goods sold to continue to increase as sales increase. Operating expenses will increase as we generate and sustain increased revenue to achieve and maintain future profitability. In addition, we will continue to incur additional expenses related to various financial reporting, legal, corporate governance and other expenses as a result of being a publicly-traded company.

Reporting Segments

Our primary reporting segments are identified by each distribution channel. During FY14, we sold approximately 0.3 million cases of wine, generating $22.1 million in net sales as compared to 0.2 million cases of wine, generating $17.2 million net sales, in FY13. For details, see “Net Sales” and Note 15, “Significant Customer Information, Segment Reporting and Geographic Information,” to the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Factors Affecting Our Operating Results

Our net sales are affected by advertising, discounts and promotions, merchandising, packaging and in the wholesale segment, the availability of wall display space at our retailer customers, all of which have a significant impact on consumers’ buying decisions. Continued growth of our net sales and profits will depend, substantially, on the continued popularity of our new and existing brands, our ability to effectively manage our sales by channel, and our ability to maintain sufficient product supply to meet expected growth in demand.

Fiscal 2014 compared to Fiscal 2013

Net Sales

Net sales include sales from each distribution channel. The following table compares net sales by distribution channel:

	Fiscal Years Ended June 30,
	(in thousands, except percentages)
Distribution Channel	2014	2013	Increase (Decrease)	% Change
Wholesale	$15,808	$12,427	$3,381	27%
Direct to consumer	4,038	3,193	845	26%
Internet	2,211	1,542	669	43%
Total net sales	$22,057	$17,162	$4,895	29%

Net sales increased 29% from FY13 to FY14. Wholesale net sales increased compared to the prior-year period due to increased case sales of existing brands and introduction of new brands: California Square and PaperBoy. Direct to consumer net sales increased compared to the prior-year period and was attributable to increased wine club memberships and increased tasting room traffic. Internet net sales increased compared to the prior-year period and was attributable to increased website traffic, internet marketing and sales mix with higher priced, limited production wines. In addition, internet net sales had twelve-months of operations compared to only ten months in FY13 (acquired August 2012).

During FY14, international sales were 8% of our wholesale net sales compared to the prior-year period of 2%.

We record sales discounts and depletion allowances as a reduction of sales. For FY14 and FY13, sales discounts and depletion allowances totaled $1.7 million and $1.4 million, respectively. We anticipate an increase in sales discounts and depletion allowances in the upcoming fiscal year due to product positioning and increased wholesale sales and expansion of distributor base.

Cost of Sales

Costs of sales includes costs associated with direct and indirect grape growing costs, external grape, bulk wine and finished goods purchases, packaging materials, direct and indirect winemaking production costs. No further costs are allocated to inventory once the product is bottled and ready for sale. The following table compares cost of sales by distribution channel:

	Fiscal Years Ended June 30,
	(in thousands, except percentages)
Distribution Channel	2014	2013	Increase (Decrease)	% Change
Wholesale	$11,668	$9,280	$2,388	26%
Direct to consumer	1,565	1,356	209	15%
Internet	1,395	860	535	62%
Total cost of sales	$14,628	$11,496	$3,132	27%

Wholesale and direct to consumer sales cost of sales increased compared to the same prior-year period and was attributable to the sales mix, volume, increased tasting room traffic and a $.08 million inventory write-down to market. Internet cost of sales increase was due to its sale mix and a full twelve months of operations compared to only ten months in FY13 (acquired August 2012).

Gross Profit/Gross Profit Margin

The following tables compare gross profit and gross profit margins by channel:

	Fiscal Years Ended June 30,
	(in thousands, except percentages)
Distribution Channel	2014	2013	Increase (Decrease)	% Change
Wholesale	$4,140	$3,147	$993	32%
Direct to consumer	2,473	1,837	636	35%
Internet	816	682	134	20%
Total gross profit	$7,429	$5,666	$1,763	31%

	Fiscal Years Ended June 30,
	(in thousands, except percentages)
Gross margin percent of net sales	2014	2013	Increase (Decrease)	% Change
Wholesale	26.2%	25.3%	0.9%	3.6%
Direct	61.2%	57.5%	3.7%	6.4%
Internet	36.9%	44.2%	-7.3%	-16.5%
Overall gross margin perecent of net sales	33.7%	33.0%

Wholesale and direct to consumer gross profit margins increased compared to the same prior-year period and was attributable to sales mix, volume, reduced discounting, and selected price increases associated with certain vintage transitions. The internet gross profit margin decreased as we continued to emphasize higher priced limited production wines which support higher growth rates but lower gross margin percentages.

Sales and Marketing

Sales and marketing expenses consist primarily of non-production personnel costs, advertising and other marketing promotions. Advertising costs are expensed as incurred. For FY14 and FY13, advertising expense totaled approximately $0.2 million and $0.06 million, respectively. Sales and marketing expenses for the FY14 and FY13 periods are as follows:

	Fiscal Years Ended June 30,
	(in thousands, except percentages)
	2014	2013	Increase (Decrease)	% Change
Sales and marketing	$5,012	$3,592	$1,420	40%
Percentage of net sales	22.7%	20.9%

Sales and marketing expense increased in FY14 compared to the same prior-year period and was attributable to our continued expansion of our brand related programming and promotions, increased headcount and related expenses, and marketing expenses associated with increased sales.

We report the amounts billed to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as a sales and marketing expense. For FY14 and FY13, shipping costs were $0.8 million and $0.6 million, respectively.

General and administrative

General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions. General and administrative expenses for the FY14 and FY13 periods are as follows:

	Fiscal Years Ended June 30,
	(in thousands, except percentages)
	2014	2013	Increase (Decrease)	% Change
General and administrative	$3,169	$2,115	$1,054	50%
Percentage of net sales	14.4%	12.3%

General and administrative expense increased during FY14 compared to the same prior-year periods and was attributable to the continued expansion of our infrastructure including increased headcount and related expenses, professional fees, costs of a public company and office facility lease.

Loss on Deposit

On March 5, 2014, a paper bottle supplier entered into administration in the United Kingdom (“U.K.”), a process similar to the U.S. bankruptcy process. As a result of the administrative filing, we recorded a one-time provision for loss on deposit of approximately $0.5 million relating to amounts previously paid in advance and for estimated legal costs for filing a U.K. administrative claim. Our policy is to include direct costs associated with the provision. We are unable at this time to predict the legal outcome of our claim and believe it is unlikely that any amount will be recovered. For additional information see “Supply Contract” and “Note 8 — Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest Expense

Interest expense for FY14 was $0.2 million from $0.4 million for the same prior-year period. The decrease in interest expense is due primarily to a change in lenders during fiscal 2013 enabling us to borrow funds at a lower interest rate in compared to the same prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of available cash are from operations, the revolving loan portion of our credit facility, equipment financing and equity offerings. Our primary cash needs are to fund working capital requirements, including costs associated with the development, release and sale of new brands, and capital expenditures for barrels and other equipment to facilitate increased production, repay our indebtedness (interest and principal payments) and operating expenses. Working capital requirements for our wholesale and direct to consumer segments is supported by grapes (grown or purchased), semi-finished bulk wine (purchased under contract or on the spot market), and on a limited basis finished goods procured from international and domestic sources. The actual wine programs and segments in which the grapes and bulk wine procured will be used are not known until our winemaker has completed the winemaking, blending and oak aging production process. It is not possible to accurately assign inventory costs to each segment because the bottled inventory may be sold in multiple segments.

	As of Fiscal Years ended June 30,		2014 to 2013
	(in thousands, except percentages)
	2014	2013	Inc (Dec)%
Working capital	$15,296	$16,443	$(1,147)	(7)%
Cash and cash equivalents	$5,567	$11,367	$(5,800)	(51)%

Borrowings under our credit facilities are at the London Interbank Offered Rate (“LIBOR”), plus a credit spread. Borrowings under the equipment line of credit are converted to term notes, annually. For information regarding the loans and loan guarantees see below “Indebtedness” and “Security Agreements and Limited Guarantees” and “Note 8 — Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The availability is subject to our compliance with certain contractual financial and non-financial covenants. The terms of our credit facility require, among other things, compliance with certain financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually).

As of June 30, 2014, we advised the bank that we may fail to be in compliance with a debt service coverage ratio. In order to avoid a failure to comply with that covenant, in advance of any default, the bank provided a waiver of compliance. For additional information related to our bank loans, see Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Working capital decreased $1.1 million for FY14 from $16.4 million for the comparable prior-year period. The decrease in working capital was attributable to the utilizing the cash received in the IPO to fund operations and offset by an increase in inventories. Cash decreased by $5.8 million for FY14 from $11.4 million at the end of FY13.

We may purchase barrels and or equipment in the next twelve months. We have experienced no material trends or changes in the type or cost of our capital resources. We believe that our cash position and availability under our senior secured credit facility and equipment line of credit will be adequate to finance working capital needs and planned capital expenditures for at least the next twelve months. We may, however, require additional liquidity as we continue to execute our business strategy. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity, although no assurance can be given that such forms of capital will be available to us, or available to us on terms which are acceptable, at such time.

Cash Flows

A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	As of June 30,		2014 to 2013
	(in thousands, except percentage)
	2014	2013	Change
Net cash provided by (used in) operating activities	$(6,916)	$(5,733)	$(1,183)
Net cash provided by (used in) investing activities	$(754)	$(1,201)	$447
Net cash provided by (used in) financing activities	$1,870	$18,134	$(16,264)

Operating Activities

Net cash used in operating activities increased $1.2 million for FY14 compared to the same prior-year end period. The significant changes in cash flows used in operating activities is attributable to the net loss, increase in bulk wine deposit and decrease in accounts payable and accrued expenses offset by a reduction in accounts receivable, inventories and other current assets. Management believes cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund the Company’s future operating liquidity needs for the next twelve months.

Cash flows used in operating activities increased $3.4 million to $5.7 million for FY13, from cash used in operating activities of $2.3 million for the comparable prior-year period. The significant changes in cash flows used in operating activities is attributable to a $0.6 million decrease in income, a $3.6 million increase in inventories (to meet actual and projected increases in sales), offset by $1.2 million increase in accounts payable and accrued expenses (attributable to the increase in sales), an increase in accounts receivable of $1.2 million (attributable to the increase in sales), increase in bulk wine deposits of $0.7 million (product received and converted to inventory) and offset by non-cash items of $0.6 million.

Investing Activities

Net cash used in investing activities decreased $0.4 million for FY14 compared to the same prior-year end period. The significant changes in cash flows used in investing activities is attributable to a decrease in property and equipment purchases and investment in Wine Spies offset by an increase in intangibles and other assets.

Cash flows used in investing activities increased $0.9 million to $1.2 million for FY13, from $0.3 million for the comparable prior-year period. The changes in cash flows used in investing activities is due primarily to $0.3 million investment in The Wine Spies and a net $0.6 million increase in the acquisition of property and equipment and intangibles.

Financing Activities

Net cash provided by financing activities decreased $16.3 million for FY14 compared to the same prior-year end period. The significant changes in cash flows provided by financing activities is attributable to the IPO during FY13 and decreased borrowings and related proceeds and the IPO proceeds during FY13. We utilize our line of credit and equipment line of credit to fund our operations and equipment purchases.

Cash flows provided by financing activities increased $15.6 million to $18.1 million for FY13, from $2.5 million for the comparable prior-year period. The significant changes in cash flows provided by financing activities is due primarily to $13.6 million in net IPO proceeds, $5.4 million in net proceeds from the line of credit, a $2.5 reduction in members contributions for members warrant and net change in factor debt of $1.7 million.

Contractual Obligations and Commitments

Financing Agreements

Indebtedness

Our primary sources of indebtedness are loans provided by our bank (as described below). For information regarding the loan guarantees see below “Security Agreements and Limited Guarantees” below and Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Bank Loans.

•	$9.0 million Line of Credit Note: Our line of credit expires on July 31, 2015 and the aggregate principal balance outstanding bears interest at 1.75% above LIBOR.
•	$0.5 million Equipment Purchase Line of Credit Note: We received an equipment purchase line of credit note which matures on July 31, 2015. The aggregate principal balance outstanding bears interest at 2.25% above the floating One-Month LIBOR Rate.
•	$0.1 million Foreign Exchange Note: We received a foreign exchange note in the principal amount of $0.1 million from the bank due on or before July 31, 2015 that carries a 10% credit percentage and permits us to enter into any spot or forward transaction to purchase from or sell to the bank a foreign currency of an agreed amount.

The bank loan contains usual and customary covenants, including, without limitation:

•	limitation on incurring senior indebtedness;
•	limitation on making loans and advances;
•	limitation on investments, acquisitions, and capital expenditures;
•	limitation on liens, mergers and sales of assets; and
•	limitations on new activities of the Company.

In addition, the bank loan contains negative and financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually).

Covenant Breaches

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

As of June 30, 2014, we advised the bank that we may fail to be in compliance with a debt service coverage ratio. In order to avoid a failure to comply with that covenant, in advance of any default, the bank provided a waiver of compliance. For additional information related to our bank loans, see Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Limited Guaranty — Hambrecht Trust:  On July 16, 2012, the Hambrecht Trust and William R. Hambrecht, a former director of the LLC and Truett-Hurst, Inc. and trustee of the Hambrecht Trust, entered into a Limited Guaranty pursuant to which the Hambrecht Trust and Mr. Hambrecht, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us. The liability of the Hambrecht Trust and Mr. Hambrecht, as guarantor, is limited to 35% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee. On September 30, 2013, Mr. Hambrecht notified the Company that he would not stand for re-election and his director’s term expired November 20, 2013.

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

Unlimited Guaranty — Hambrecht Wine Group:  On July 16, 2012, the Hambrecht Wine Group, entered into an Unlimited Guaranty pursuant to which Hambrecht Wine Group guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us. The liability of Hambrecht Wine Group, as guarantor, is unlimited. On September 30, 2013, Mr. Hambrecht notified the Company that he would not stand for re-election and his director’s term expired November 20, 2013.

Concentration of Credit Risk and Off-Balance Sheet Arrangements

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivables. We maintain our accounts for cash principally at one major bank in the United States. Historically, our cash balances have been minimum due to our sweep arrangement with the line of credit. We have not experienced any losses on our deposits of our cash. Although we try to limit the amount of credit exposure with our major bank, we do in the normal course of business maintain cash balances in excess of federally insured limits.

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

Leases and Commitments

We lease a winery, tasting room facility, office space and certain office equipment. We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements with third parties and related party growers. The following table presents future minimum inventory commitments as of June 30, 2014:

Years ending June 30:	Third Parties	Related Parties	Total
	(in thousands)
2015	$5,320	$421	$5,741
2016	3,974	—	3,974
2017	575	—	575
Total	$9,869	$421	$10,290

Supply Contract

On February 26, 2013, we executed a supply of goods agreement for our paper wine bottle. The term of the agreement was seven years and the minimum purchase commitment for the first two years was $0.8 million for each year. At March 5, 2014, the supplier entered into administration in the United Kingdom (“U.K.”), a process similar to the U.S. bankruptcy process and subsequently terminated the supply contract. As a result of the administrative filing, we recorded a one-time provision for loss on deposit of approximately $0.5 million relating to amounts previously paid in advance and for estimated legal costs to file a U.K. administrative claim. Our policy is to include direct costs associated with the provision. We believe the financial impact is isolated to the third quarter of fiscal 2014.

On February 18, 2014, we entered into a two-year supply agreement (with three, one-year renewal options) with a U.S supplier and we believe the supply relationship will provide the volume to meet our PaperBoy sales goals.

At June 30, 2014, total future purchase commitments for finished goods (including paper bottles) total approximately $7.7 million and are expected to be fulfilled during fiscal 2015 to 2017.

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

Our critical accounting policies include:

Liquidity and Capital Resources

The terms of our credit facility require, among other things, compliance with certain financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually). As of June 30, 2014, we advised the bank that we may fail to be in compliance with a debt service coverage ratio. In order to avoid a failure to comply with that covenant, in advance of any default, the bank provided a waiver of compliance. For additional information related to our bank loans, see Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Accounts Receivable

Accounts receivable consists primarily of trade receivables from customers. We review accounts receivable regularly and make estimates for allowance for doubtful accounts when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness, and current economic trends. Bad debts are written off after all collection efforts have ceased. We generally do not require collateral from our customers. We do not accrue interest on past-due amounts. An allowance for doubtful accounts was not recorded for FY14 and FY13, as bad debts have historically been negligible.

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

We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to its estimated net realizable value. We estimate the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for our products is less favorable than our forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense and may have a material adverse impact on our financial statements.

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

Impairment of Long-lived Assets

We review our long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted cash flows, an impairment loss is recognized to the extent that the carrying value of the asset exceeds its fair value.

There were no events occurring for FY14 and FY13 which required an assessment of impairment of long live assets.

Goodwill and Intangible Assets

We review our goodwill and indefinite lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use April 1 as our annual impairment test measurement date. As of June 30, 2014, we have goodwill from the purchase of Wine Spies, in August 2012. Indefinite lived intangible assets consist primarily of trademarks. Intangible assets determined to have a finite life are amortized over their estimated useful lives, principally four years for the customer lists and non-compete agreement, five years for proprietary technology and ten years for the trademark. Patents will be amortized over their estimated legal lives.

There were no impairments of goodwill, indefinite lived intangible or finite lived intangible assets during FY14 and FY13, respectively.

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

Sales Discounts and Depletion Allowances

We record sales discounts and depletion allowances as a reduction of sales at the time of sale. For FY14 and FY13, sales discounts and depletion allowances totaled $1.7 million and $1.4 million, respectively.

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

Sales and Marketing Expense

Sales and marketing expenses consist primarily of non-manufacturing personnel, advertising and other marketing promotions. Advertising costs are expensed as incurred. For FY14 and FY13, advertising expense totaled approximately $0.2 million and $0.06 million, respectively.

General and Administrative Expenses

General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions.

Shipping and Handling Fees and Costs

We report the amounts billed to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as a sales and marketing expense. Our gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of sales. For FY14 and FY13, shipping costs were $0.8 million and $0.6 million, respectively.

Income Taxes and Deferred Tax Asset Valuation

The LLC is treated as a partnership under the Internal Revenue Code of 1986, as amended (the “Code”). The members separately account for their pro-rata share of income, deductions, losses, and credits. Therefore, no provision is made for the LLC’s share of net income (loss) in the consolidated financial statements for liabilities for federal, state, or local income taxes which liabilities are the responsibility of the individual members. The LLC is subject to entity level taxation in the state of California. As a result, the accompanying consolidated statements of income include tax expense related to this state. Subsequent to June 26 2013, Truett-Hurst, Inc. became subject to US federal, state, and local taxes with respect to its allocable share of any taxable income of H.D.D. LLC and will be taxed at the prevailing corporate rates.

The provision for income taxes is calculated using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The net deferred tax asset is evaluated at the end of each year considering all available positive and negative evidence, including reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. When we do not believe the realization of a deferred tax asset is likely, we record a valuation allowance. During the fiscal year, we recorded a valuation allowance on its deferred tax assets for $3.0 million as it was determined that it was more likely than not that the tax benefits would not be realized. We did not have any deferred tax assets in the comparable prior-year period and as such no valuation allowance was recorded.

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

As of June 30, 2014, there are no material uncertain tax positions and we expect no major changes in the next 12 months. We file income tax returns in the U.S. federal and the state jurisdiction of California. For Truett-Hurst, Inc., US federal and state tax returns associated with fiscal year ended 2013 are currently open to examination. US federal and state tax returns for H.D.D. LLC associated with calendars years ended 2010 – 2013 are currently open to examination.

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standard Board (“FASB”) issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists.” The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carry forwards, a similar tax loss, or tax credit carry forwards. A gross presentation will be required only if such carry forwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax provision. The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted. We do not believe the adoption of this update will have a material impact on our financial position, results of operations or cash flow, and the disclosure requirements for our consolidated financial statements.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, enacted on April 5, 2012 (“JOBS Act”). The JOBS Act also provides that an “emerging growth company” can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. However, we choose to “opt out” of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.”

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

Item 8. Financial Statements and Supplementary Data

The reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders, Truett-Hurst, Inc.

We have audited the accompanying consolidated balance sheets of Truett-Hurst, Inc. and its subsidiaries (“the Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows (prior to June 26, 2013, H.D.D. LLC and subsidiary) for each of the years in the two-year period ended June 30, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Truett-Hurst, Inc. and its subsidiaries as of June 30, 2014 and 2013 and the results of their operations and their cash flows of (prior to June 25, 2013, H.D.D. LLC and subsidiary) for each of the years in the two-year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

Santa Rosa, California
September 26, 2014

TRUETT-HURST INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,567	$11,367
Accounts receivable	3,300	2,816
Inventories	17,179	13,222
Bulk wine deposit	1,424	—
Other current assets	161	245
Total current assets	27,631	27,650
Property and equipment, net	5,553	5,383
Goodwill	134	134
Intangible assets, net	629	706
Other assets, net	381	259
Total assets	$34,328	$34,132
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$8,685	$6,887
Accounts payable and accrued expenses	3,194	3,833
Due to related parties	56	71
Current portion of deferred tax liability	—	96
Current maturities of related party notes	67	70
Current maturities of long-term debt	333	250
Total current liabilities	12,335	11,207
Deferred rent liability	48	53
Deferred tax liability, net of current portion	—	127
Related party notes, net of current maturities	—	67
Long-term debt, net of current maturities	3,527	3,454
Total liabilities	15,910	14,908
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized and zero issued and outstanding	—	—
Class A common stock, par value of $0.001 per share, 7,000,000 authorized and 3,750,472 issued and outstanding at June 30, 2014 and 2,700,000 at June 30, 2013	4	3
Class B common stock, par value of $0.001 per share, 1,000 authorized and 9 issued and outstanding at June 30, 2014 and 10 at June 30, 2013	—	—
Additional paid-in capital	14,057	10,977
Accumulated deficit	(3,995)	(3,467)
Total Truett-Hurst, Inc. equity	10,066	7,513
Non-controlling interests	8,352	11,711
Total equity	18,418	19,224
Total liabilities and stockholders' equity	$34,328	$34,132

See accompanying notes to consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended June 30,
	2014	2013
Sales	$22,564	$17,587
Less excise tax	(507)	(425)
Net sales	22,057	17,162
Cost of sales	14,628	11,496
Gross profit	7,429	5,666
Operating expenses:
Sales and marketing	5,012	3,592
General and administrative	3,169	2,115
Non-recurring	—	284
Provision for loss of deposit	490	—
Bulk wine sales, net (gain) loss	(2)	30
Sale of assets, net (gain) loss	(1)	18
Total operating expenses	8,668	6,039
Loss from operations	(1,239)	(373)
Other income (expense):
Interest expense, net	(170)	(356)
Other	(56)	110
Total other income (expense)	(226)	(246)
Loss before income taxes	(1,465)	(619)
Income tax (benefit) expense	(181)	2
Net loss before non-controlling interests	(1,284)	(621)
Less: Net loss attributable to non-controlling interest: The Wine Spies, LLC	(118)	(25)
Net loss attributable to Truett-Hurst, Inc. and H.D.D. LLC	(1,166)	(596)
Less: Net loss attributable to non-controlling interest: H.D.D. LLC	(638)	(596)
Net loss attributable to Truett-Hurst, Inc.	$(528)	$—
Net earnings per share:
Basic and diluted	$(0.15)	$—
Weighted average shares used in computing net loss per share:
Basic and diluted	3,621,455	2,700,000

See accompanying notes to consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A Shares	Amount	Class B Shares	Amount	Contributed Capital	Additional Paid In Capital	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity
Balances at June 25, 2013	—	$—	—	$—	$8,861	$174	$(3,467)	$300	$5,868
Balances at June 26, 2013	—	—	—	—	—	—	—	—	—
Sale of Class A common stock (IPO), net of $1.6 million issuance costs	2,700,000	3	—	—	—	13,576	—	—	13,579
Issuance of Class B common stock	—	—	10	—	—	—	—	—	—
Recharacterization of contributed capital.	—	—	—	—	(8,861)	8,861	—	—	—
Initial allocation of non-controlling interest in H.D.D. LLC	—	—	—	—	—	(11,411)	—	11,411	—
Record allocation of deferred tax liability	—	—	—	—	—	(223)	—	—	(223)
Balances at June 30, 2013	2,700,000	$3	10	$—	$—	$10,977	$(3,467)	$11,711	$19,224
Vesting of Class A restricted stock	112,000	—	—	—	—	—	—	—	—
Conversion of LLC units for Class A common stock	938,472	1	—	—	—	2,603	—	(2,603)	1
Forfeiture of Class B common stock	—	—	(1)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	436	—	—	436
Record allocation of deferred tax liability	—	—	—	—	—	—	—	—	—
Effects of tax receivable agreement	—	—	—	—	—	41	—	—	41
Net loss	—	—	—	—	—	—	(1,284)	—	(1,284)
Allocation of net loss to non-controlling interests	—	—	—	—	—	—	756	(756)	—
Balances at June 30, 2014	3,750,472	$4	9	$—	$—	$14,057	$(3,995)	$8,352	$18,418

See accompanying notes to consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended June, 30
	2014	2013
Cash flows from operating activities:
Net loss	$(1,284)	$(621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	540	479
Gain (loss) on sale of assets	1	—
Deferred rent	(5)	(5)
Deferred taxes	(184)	—
Non-controlling interest Wine Spies	—	25
Loss (gain) on fair value of warrant and interest rate swap	44	(120)
Stock-based compensation	436	174
Contributed rent	—	36
Changes in operating assets and liabilities, net
Accounts receivable	(484)	(1,558)
Inventories	(3,957)	(6,369)
Bulk wine deposit	(1,424)	333
Other current assets	40	(124)
Accounts payable and accrued expenses	(639)	2,017
Net cash used in operating activities	(6,916)	(5,733)
Cash flows from investing activities:
Acquisition of property and equipment	(547)	(637)
Acquisition of intangible and other assets	(209)	(252)
Acquisition of The Wine Spies, LLC	—	(349)
Disposal of assets	—	37
Proceeds from sale of assets	2	—
Net cash used in investing activities	(754)	(1,201)
Cash flows from financing activities:
Net proceeds from (payments on) line of credit	1,798	5,123
Advances from related parties	—	(6)
Net proceeds (payments to) related parties	(15)	—
Proceeds from related party notes	—	350
Payments on related party notes	(70)	(817)
Proceeds from long-term debt	156	3,882
Payments on long-term debt	—	(3,607)
Payments on amount due factor	—	(869)
Proceeds from exercise of warrant	—	499
Proceeds from sale of Class A common stock (IPO)	—	15,143
Payment of issuance costs associated with IPO	—	(1,567)
Issuance of Class A common stock	1	3
Net cash provided by financing activities	1,870	18,134
Net increase (decrease) in cash	(5,800)	11,200
Cash at beginning of period	11,367	167
Cash at end of period	$5,567	$11,367
Supplemental disclosure of cash flow information:
Cash paid for interest	$151	$343
Cash paid for income taxes	$21	$2
Supplemental disclosure of non-cash transactions
Contributed rent for membership interest	$—	$36
Fair value of warrant upon exercise	$—	$196
Recharacterization of contributed capital	$—	$5,886

See accompanying notes to consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 1 — BUSINESS

Business

Truett-Hurst, Inc. is a holding company formed in Delaware and its sole asset is the controlling member equity interest in H.D.D. LLC. The audited consolidated financial statements as of and for the twelve month period ended June 30, 2014 and the June 30, 2013 balance sheet, include the results of Truett-Hurst, Inc. and its subsidiaries: H.D.D. LLC (“LLC”) and its consolidated subsidiary, The Wine Spies, LLC (“Wine Spies”) (collectively, “we,” “Truett-Hurst,” “our,” “us,” or “the Company”). We refer to The Wine Spies, LLC as Wine Spies. We refer to H.D.D. LLC as the LLC. Truett-Hurst consolidates the financial results of the LLC and its consolidated subsidiary, and records a non-controlling interest for the economic interest in the LLC and its consolidated subsidiary. Non-controlling interests represent the portion of equity ownership in subsidiaries that are not attributable to Truett-Hurst, Inc. Truett-Hurst, Inc.’s fiscal 2013 period is from June 26, 2013 to June 30, 2013 due to the completion of the Company’s initial public offering (“IPO”) on June 25, 2013. Unless the context suggests otherwise, references in this report to Truett-Hurst Inc. refer (1) prior to the June 2013 IPO of Truett-Hurst Inc. and related transactions, to the LLC and its consolidated subsidiary and (2) after our IPO and related formation transactions, to Truett-Hurst Inc. and its consolidated subsidiaries.

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

Quantities or results referred to as “to date” or “as of this date” mean as of or to June 30, 2014, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year. For example, “FY13” and “fiscal year 2013” each refer to the fiscal year ended June 30, 2013 and “FY14” and “fiscal year 2014” each refer to the fiscal year ended June 30, 2014. This Annual Report on Form 10-K references certain trademarks and registered trademarks of ours and products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

Unless otherwise indicated, the notes to the audited consolidated financial statements relate to the discussion of our continuing operations.

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

As of June 30, 2014 there were 3.2 million LLC Units held by parties other than Truett-Hurst, Inc. which upon exercise of the right to exchange would exchange for 3.2 million shares of Class A common stock. As of June 30, 2014, there were 0.9 million LLC units exchanged.

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

Our existing insiders at June 30, 2014, control 55% of the voting power of our outstanding Class A common stock and 100% of the voting power of our outstanding Class B common stock. Prior to conversion of their LLC Units, each holder of LLC Units holds a single share of our Class B common stock. Accordingly, our existing owners have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs.

The LLC Agreement provides that substantially all expenses incurred by or attributable to us (such as expenses incurred in connection with the IPO), but not including obligations incurred under the Tax Receivable Agreement (see below), our income tax expenses and payments on indebtedness incurred by us, are to be borne by the LLC.

Exchange Agreement

Prior to the completion of the IPO, we entered into an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers. Under the exchange agreement, each existing owner (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at our election. As a holder exchanges their LLC Units, our interest in the LLC will be correspondingly increased. During FY14, certain members exchanged 0.9 million LLC units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement.

Tax Receivable Agreement

Prior to the completion of the IPO, we entered into a tax receivable agreement (“TRA”) with the LLC members. The agreement provides for the payment from time to time by us, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) increases in tax basis resulting from the exchange of LLC Units and (ii) certain other tax benefits related to us entering into the agreement, including tax benefits attributable to payments under the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC. For purposes of the agreement, the benefit deemed realized by the corporate taxpayer will be computed by comparing the actual income tax liability of the corporate taxpayer (calculated with certain assumptions) to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the exchanges, and had the corporate taxpayer not entered into the agreement. The term of the agreement will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the agreement for an amount based on the agreed payments remaining to be made under the agreement or the corporate taxpayer breaches any of its material obligations under the agreement in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the agreement.

H.D.D. LLC intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of LLC Units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of H.D.D. LLC at the time of an exchange of LLC Units. As a result of these exchanges, Truett-Hurst, Inc. will become entitled to a proportionate share of the existing tax basis of the assets of H.D.D. LLC. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of H.D.D. LLC that otherwise would not have been available.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 1 — BUSINESS  – (continued)

Both this proportionate share and these increases in tax basis may reduce the amount of tax that Truett-Hurst, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We recorded deferred tax assets of $3.0 million related to the exchange of 0.9 million LLC units for an equal amount of THI Class A common stock. We recorded a $2.9 million long-term liability due to LLC unit holders who converted their units to shares which represents 90% of the estimated tax benefits and $0.3 million for the difference in the recorded deferred tax asset and computed TRA liability and recorded as an adjustment to equity. Additionally, we recorded a valuation allowance on our deferred tax assets for $3.0 million as it was determined that it was more likely than not that the tax benefits would not be realized which resulted in corresponding adjustments to the TRA liability and equity as mentioned above.

Initial Public Offering

Our IPO closed on June 25, 2013 and pursuant to the IPO, we offered and sold 2.7 million shares of Class A common stock. We received gross IPO proceeds of approximately $16.2 million and used approximately $15.1 million of the IPO proceeds to purchase 2.7 million newly-issued LLC Units. We caused the LLC to use approximately $1.6 million of the $15.1 million IPO net proceeds from the sale of such newly-issued LLC Units to repay outstanding indebtedness and related IPO expenses. In addition, we paid approximately $1.1 million to the Placement Agent.

As a result of the IPO and formation transactions in June 2013, we became the sole managing member of, and have a controlling equity interest in, the LLC. As the sole managing member of the LLC, we operate and control all of the business and affairs of the LLC and through the LLC and its consolidated subsidiary (Wine Spies) conduct our business.

We consolidate the financial results of the LLC and its consolidated subsidiary, and record non-controlling interest for the economic interest of the LLC and its consolidated subsidiary. Non-controlling interest represents the portion of equity ownership in subsidiaries that are not attributable to Truett-Hurst.

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

Critical Accounting Policies

Liquidity and Capital Resources

The terms of our credit facility require, among other things, compliance with certain financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually). As of June 30, 2014, we advised the bank that we may fail to be in compliance with a debt service coverage ratio. In order to avoid a failure to comply with that covenant, in advance of any default, the bank provided a waiver of compliance. For additional information related to our bank loans, see Note 8, “Commitments and Contingencies.”

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

An allowance for doubtful accounts was not recorded for FY14 or FY13, as bad debts have historically been negligible.

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

Impairment of Long-lived Assets

We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted cash flows, an impairment loss is recognized to the extent that the carrying value of the asset exceeds its fair value.

There were no events occurring for FY14 and FY13 which required an assessment of impairment.

Goodwill and Intangible Assets

We review our goodwill and indefinite lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use April 1 as our annual impairment test measurement date. As of June 30, 2014, we have goodwill from the purchase of Wine Spies, in August 2012. Indefinite lived intangible assets consist primarily of trademarks. Intangible assets determined to have a finite life are amortized over their estimated useful lives, principally four years for the customer lists and non-compete agreement, five years for proprietary technology and ten years for the trademark. Patents are amortized over their estimated legal lives.

There were no impairments of goodwill, indefinite lived intangible or finite lived intangible assets during FY14 and FY13, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 2 — SUMMARY OF CRITICAL ACCOUNTING POLICIES  – (continued)

Sales Discounts and Depletion Allowances

We record sales discounts and depletion allowances as a reduction of sales at the time of sale. For FY14 and FY13, sales discounts and depletion allowances totaled $1.7 million and $1.4 million, respectively.

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

Sales and Marketing Expense

Sales and marketing expenses consist primarily of costs for non-manufacturing personnel, advertising and other marketing promotions. For FY14 and FY13, advertising expense totaled approximately $0.2 million and $0.06 million, respectively.

General and Administrative Expenses

General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions.

Shipping and Handling Fees and Costs

We report the amounts billed to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as a sales and marketing expense. Our gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of sales. For FY14 and FY13, shipping costs were $0.8 million and $0.6 million, respectively.

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

As of June 30, 2014, there are no material uncertain tax positions and we expect no major changes in next 12 months. We file income tax returns in the U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2009.

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

Accounting Pronouncements

In July 2013, the Financial Accounting Standard Board (“FASB”) issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists.” The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carry forwards, a similar tax loss, or tax credit carry forwards. A gross presentation will be required only if such carry forwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax provision. The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted. We do not believe the adoption of this update will have a material impact on our financial position, results of operations or cash flow, and the disclosure requirements for our consolidated financial statements.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, enacted on April 5, 2012 (“JOBS Act”). The JOBS Act also provides that an “emerging growth company” can utilize

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 2 — SUMMARY OF CRITICAL ACCOUNTING POLICIES  – (continued)

the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. However, we choose to “opt out” of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.”

We have reviewed all recently issued, but not yet effective, accounting pronouncements and we do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our consolidated financial condition or the consolidated results of our operations.

NOTE 3 — INVENTORIES

Inventories consisted of the following:

	As of June 30,
	(in thousands)
	2014	2013
Bulk wine	$5,392	$6,245
Bottled wine	11,285	6,688
Bottling materials and other	395	165
Capitalized cultural costs	107	124
Total	$17,179	$13,222

NOTE 4 — OTHER CURRENT ASSETS

Other current assets as of FY14 include the fair market value of the interest rate swap for $0.07 million and other prepaid amounts of $0.1 million. Other current assets as FY13 include the fair market value of the interest rate swap for $0.1 million and other prepaid amounts of $0.1 million.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of June 30,
	(in thousands)
	2014	2013
Land and land improvements	$2,804	$2,804
Building and improvements	1,756	1,740
Machinery and equipment	1,233	960
Vineyard development	353	353
Vineyard equipment	327	330
Furniture and fixtures	256	158
Leasehold improvements	117	66
Vehicles	93	77
	6,939	6,488
Less accumulated depreciation and amortization	(1,386)	(1,105)
Total	$5,553	$5,383

Total depreciation and amortization was $0.3 million for both FY14 and FY13.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

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

Intangible asset balances are summarized as follows:

	As of June 30,
	(in thousands)
Finite lives:
Customer lists	$213	$213
Trademarks	169	169
Proprietary technology	95	95
Non-compete agreement	38	38
Patent	42	25
	557	540
Less accumulated amortization	(189)	(91)
	368	449
Indefinite lives:
Trademarks	261	257
Total	$629	$706

Amortization expense of intangible assets and other intangibles was $0.2 million and $0.1 million for FY14 and FY13, respectively.

Expected future amortization expense on intangible assets are as follows:

Years ending June 30: (in thousands)
2015	$179
2016	178
2017	110
2018	83
2019	60
Thereafter	60
Total	$670

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 7 — OTHER ASSETS

Other assets consist of the following:

	As of June 30,
	(in thousands)
Label design costs	$247	$218
Loan fees	18	18
Lease costs – related party	23	23
Software	144	—
Website design costs	55	41
Other	1	1
	488	301
Less accumulated amortization	(107)	(42)
	$381	$259

We had $0.05 million of label design impairment expense during FY13.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

Lease payments for these facilities for FY14 totaled $0.3 million and future lease payment commitments total approximately $0.6 million.

Credit Facilities

At April 30, 2014, the bank renewed our credit facilities which are collateralized by substantially all of our assets, require compliance with certain financial covenants and are guaranteed by certain members of the LLC. For information regarding guarantors see “Security Agreements and Limited Guaranties” below. The credit facilities include a line of credit for $9.0 million, carry an interest rate of 1.75% above the London Interbank Offered Rate (“LIBOR”) and are due on July 31, 2015 and a $0.5 million capital equipment line to purchase new equipment at 2.25% above the floating One-Month LIBOR Rate that is due on July 31, 2015. In addition, we have a $0.1 million foreign exchange facility that has not yet been funded, that carries a 10% credit percentage and allows us to enter into any spot or forward transaction to purchase from or sell to our bank a foreign currency and is due on July 31, 2015. For additional information regarding bank loans see “Borrowings” below. The loan agreement contains usual and customary provisions, including, without limitation:

•	limitation on incurring senior indebtedness;
•	limitation on making loans and advances;

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 8 — COMMITMENTS AND CONTINGENCIES  – (continued)

•	limitation on investments, acquisitions, and capital expenditures;
•	limitation on liens, mergers and sales of assets; and
•	limitations on new activities of the Company.

In addition, the loan agreement contains negative and financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly) and debt service coverage ratio (measured annually). As of June 30, 2014, we advised the bank that we may fail to be in compliance with a debt service coverage ratio. In order to avoid a failure to comply with that covenant, in advance of any default, the bank provided a waiver of compliance.

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

We executed a $0.2 million unsecured promissory note payable to Mark De Meulenaere, a member of the LLC, in connection with our repurchase of his Put Interest. The note bears interest at 4.5% per annum and is payable monthly in principal and interest payments of $6,245, with the entire principal balance and unpaid accrued interest due and payable on May 3, 2015. The note is secured by a membership interest pledge agreement.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 8 — COMMITMENTS AND CONTINGENCIES  – (continued)

Borrowings

Borrowings consisted of the following (in thousands except payment information):

	As of June 30,
	(in thousands, except payment amounts)
	2014	2013
Long term debt:
Note 1(1)	$3,122	$3,257
Note 2(2)	70	117
Note 3(3)	263	330
Note 4(4)	405	—
Total bank notes payable	3,860	3,704
Less current maturities	(333)	(250)
Total	$3,527	$3,454

(1)	Note payable to a bank, collateralized by a deed of trust on property payable monthly in principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.
(2)	Note payable to a bank, collateralized by equipment payable monthly with principal and interest payments of $4,226, matures November 1, 2015; at 3.75% interest.
(3)	Note payable to a bank, collateralized by equipment payable monthly with principal and interest payments of $6,535, matures January 15, 2018; at 3.75% interest.
(4)	Note payable to a bank, collateralized by equipment payable monthly with principal and interest payments of $7,783, matures March 1, 2019; at 3.75% interest.

Future principal and interest payments for the long-term debt are as follows:

Years ending June 30: (in thousands)
2015	333
2016	311
2017	296
2018	269
2019	204
Thereafter	2,447
3,860
Add: Estimated interest	885
Total	$4,745

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 8 — COMMITMENTS AND CONTINGENCIES  – (continued)

Related Party Transactions

Notes to related parties consisted of the following (in thousands except payment information):

	As of June 30,
	(in thousands, except payment amounts)
Related party note:	2014	2013
Note 1(1)	$67	$137
Less current maturities	(67)	(70)
Total long term	$—	$67

(1)	Note payable to a member for the repurchase of a certain percentage of their ownership interest in the LLC pursuant to exercise of put right; secured; payable monthly in principal and interest payments of $6,245; matures May 3, 2015, at 4.5% interest.

Future principal and interest payments for the related party notes are as follows:

Years ending June 30: (in thousands)
2015	$67
Add: Estimated interest	2
Total	$69

Supply Contract

On February 26, 2013, we executed a supply of goods agreement for our paper wine bottle production. The term of the agreement was seven years and was a $0.8 million minimum purchase commitment for each of the first two years. At March 5, 2014, the supplier entered into administration in the United Kingdom (“U.K.”), a process similar to the U.S. bankruptcy process and we subsequently terminated the supply contract. As a result of the administrative filing, we recorded a one-time provision for loss on deposit of approximately $0.5 million relating to amounts previously paid in advance and for estimated legal costs for filing a U.K. administrative claim. Our policy is to include direct costs associated with the provision. We are unable at this time to predict the legal outcome of our claim and believe it is unlikely that any amount will be recovered.

We entered into a two-year supply agreement (with three, one-year renewal options) with a new supplier in the U.S. to provide paper bottles.

At June 30, 2014, total future purchase commitments for finished goods (including paper bottles) total approximately $7.7 million and are expected to be fulfilled during fiscal 2015 to 2017.

We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements with third parties and related party growers. Future minimum inventory commitments are as follows:

Years ending June 30:	Third Parties	Related Parties	Total
	(in thousands)
2015	$5,320	$421	$5,741
2016	3,974	—	3,974
2017	575	—	575
Total	$9,869	$421	$10,290

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 8 — COMMITMENTS AND CONTINGENCIES  – (continued)

For FY14 and FY13, grape inventory payments under the agreements with related parties totaled $1.2 million and $1.4 million, respectively.

Exchange Agreement

Prior to the completion of the IPO, we entered into an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers. Under the exchange agreement, each existing owner (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at our election. As a holder exchanges their LLC Units, our interest in the LLC will be correspondingly increased. During FY14, certain members exchanged 0.9 million LLC units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement.

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

We will be required to pay the counterparties to the tax receivable agreement for certain tax benefits we may claim arising in connection with current exchanges, future purchases or exchanges of LLC Units and related transactions, and the amounts we may pay could be significant.

H.D.D. LLC intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of LLC Units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of H.D.D. LLC at the time of an exchange of LLC Units. As a result of these exchanges, Truett-Hurst Inc. will become entitled to a proportionate share of the existing tax basis of the assets of H.D.D. LLC. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of H.D.D. LLC that otherwise would not have been available.

Both this proportionate share and these increases in tax basis may reduce the amount of tax that Truett-Hurst Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We recorded deferred tax assets of $3.0 million related to the exchange of 0.9 million LLC units for an equal amount of THI Class A common stock. We recorded a $2.9 million long-term liability due to LLC unit holders who converted their units to shares which represents 90% of the estimated tax benefits and $0.3 million for the difference in the recorded deferred tax asset and computed TRA liability and recorded as an adjustment to equity. Additionally, we recorded a valuation allowance on our deferred tax assets for $3.0 million as it was determined that it was more likely than not that the tax benefits would not be realized which resulted in corresponding adjustments to the TRA liability and equity as mentioned above.

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
(in thousands)

NOTE 8 — COMMITMENTS AND CONTINGENCIES  – (continued)

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

NOTE 9 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	As of June 30,
	(in thousands)
	2014	2013
Accounts payable	$2,746	$2,123
IPO related fees	—	999
Accrued bulk payable	—	331
Other	107	173
Commission	163	163
Distributor obligations	29	—
Personnel	114	32
Professional fees	35	12
Total	$3,194	$3,833

NOTE 10 — STOCKHOLDERS’ EQUITY

Stockholders’ Equity Structure

Refer to the description of the IPO and formation transactions described in Note 1 for further information regarding our current capital structure. Our authorized capital stock consists of 7.0 million shares of Class A common stock, par value $.001 per share, 9 shares of Class B common stock, par value $.001 per share, and 5.0 million shares of preferred stock, par value $.001 per share.

As of June 30, 2014, we have 7.0 million authorized shares of Class A common stock of which 3.8 million shares of Class A common stock were issued and outstanding. No preferred stock has been issued.

In connection with the IPO, one share of Class B common stock of Truett-Hurst, Inc. was distributed to each LLC holder of LLC Units, each of which provides its owner with no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 10 — STOCKHOLDERS’ EQUITY  – (continued)

matters presented to stockholders of Truett-Hurst, Inc. for each LLC Unit held by such holder. As of June 30, 2014, there were 9 shares of Class B common stock issued, outstanding and held by LLC members.

Capital Transactions

In March 2013, in connection with satisfaction of a waiver related to our financial covenants for our credit facility, we amended and restated a member warrant to allow for the immediate exercise of the warrant for a 3% member interest. The warrant was exercised for $0.5 million in March 2013. The exercise of the warrant was recognized in contributed capital in the consolidated statements of changes in contributed capital, stockholders’ and members’ equity (deficit). Additionally, $0.7 million in related party obligations was subordinated and $0.4 million of newly issued, convertible, subordinated debt was received from four of our members. The debt bears interest at 10% per annum, with interest and principal due the earlier of March 1, 2014 or the completion of the IPO. Upon completion of the IPO on June 25, 2013, all amounts were released from subordination and paid in full.

See Note 12, “Stock-based Compensation,” for information related to grants of equity incentives to officers and directors.

LLC Units

The following table presents the changes in the non-controlling and the interests in the LLC (not in thousands):

	Members LLC Units	THI Units	Total Units	LLC Member %	Company %	Total %
Balance as of June 30, 2013	4,102,644	2,700,000	6,802,644	60%	40%	100%
LLC units converted	(938,472)	938,472	—	-14%	14%	0%
Balance as of June 30, 2014	3,164,172	3,638,472	6,802,644	46%	54%	100%

During FY14, certain LLC members converted 0.9 million LLC units for an equal amount of our Class A common stock.

NOTE 11 — NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	Fiscal Years ended June 30,
	(in thousands)
(in thousands, except share data)	2014	2013
Net loss attributable to Truett-Hurst, Inc.	$(528)	$—
Loss Per Share
Basic & dilutive Class A common share-weighted average shares	3,621,455	2,700,000
Basic and diluted loss per share	$(0.15)	—

Basic net loss per share is computed by dividing net loss attributable to us, by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including convertible LLC units and restricted stock. The assumed exchange of 3.2 million LLC units for Class A common stock and the vesting of 0.4 million equity incentive shares are expected to have an anti-dilutive effect. Accordingly, the effect of exchanging LLC units and

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 11 — NET LOSS PER SHARE  – (continued)

unvested equity incentive shares have been excluded from the diluted loss per share. Basic net loss per share information is not applicable for reporting periods prior to June 26, 2013, the completion of our initial public offering.

The shares of Class B common stock do not share in our earnings and therefore are not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

NOTE 12 — STOCK-BASED COMPENSATION

Equity Incentive Plan

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

Share Reserve

As of June 30, 2014, the 2012 Plan has zero shares reserved for issuance and a total of 0.4 million granted equity incentive shares outstanding. Further, the 2012 Plan provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with our fiscal year following the year of the IPO, equal to one percent (1%) of the number of shares of our Class A common stock outstanding as of such date.

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

On June 25, 2014, we granted stock options to our Chief Financial Officer/Chief Operations Officer which vests over four years and had a fair value at date of grant of $0.4 million. We follow the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The expected life assumptions for employee grants are based upon the simplified method provided for under ASC 718-10, which averages the contractual term of the options of ten years with the average vesting term of four years for an

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 12 — STOCK-BASED COMPENSATION  – (continued)

average of six years. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The fair value of stock option grants is amortized to expense over the vesting period.

A summary of our stock option activity is presented below:

Stock Options
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2013	—	$—	—	$—
Granted	150,000	5.00	3.99	—
Exercised	—
Forfeited, canceled or expired	—
Outstanding at June 30, 2014	150,000	$5.00	3.99	$—
Vested and expected to vest	150,000	$5.00	3.99	$—
Exercisable at June 30, 2014	—	$—		$—

The weighted-average fair value of options granted and the related assumptions used are as follows (in percentages except share price):

Year Ended June 30, 2014
Weighted-average grant-date fair value	$2.70
Exercise price	$5.00
Risk-free interest rate	1.9%
Expected volatility	55.3%
Expected life (in years)	6.25
Expected dividend	—

As of June 30, 2014, there was $0.4 million of unrecognized compensation expense related to the non-vested stock options that is expected to be recognized over the remaining term of the award. Stock-based compensation expense was negligible due to only five days of expense during FY14.

The following table summarizes information about the stock options outstanding at June 30, 2014:

Options outstanding				Options exercisable
Range of exercise prices $	Number outstanding #	Weighted average remaining contractual life [years]	Weighted average exercise price $	Number exercisable #	Weighted average exercise price $
$0.00 to $5.00	150,000	3.99	$5.00	—	—

Stock Appreciation Rights

The 2012 Plan allows for the grant of stock appreciation rights (“SARs”). SARs allow the recipient to receive the appreciation in the fair market value of our Class A Common Stock between the date of grant and the exercise date. The administrator will determine the terms of SARs, including when such rights become exercisable and whether to pay the increased appreciation in cash or with shares of our Class A Common

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 12 — STOCK-BASED COMPENSATION  – (continued)

Stock, or a combination thereof, except that the base appreciation amount for the cash or shares to be issued pursuant to the exercise of a SARs will be no less than one hundred percent (100%) of the fair market value per share on the date of grant. After the continuous service of an employee, director or consultant terminates, he or she may exercise his or her stock appreciation right, to the extent vested, only to the extent provided in the SARs agreement.

As of June 30, 2014, there were no SARs issued or outstanding under the 2012 Plan.

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

On December 28, 2012, we granted restricted stock to an officer of our company which vested over three years and had a fair value at date of grant of $0.1 million for a 1% interest in the LLC. On June 16, 2014, the officer resigned and was entitled to immediate and full acceleration and payment of any unvested restricted stock awards. Due to the acceleration of vesting, we recognized $0.06 million in stock based compensation for FY14.

On February 4, 2013, we granted restricted stock to an independent contractor who serves as our Creative Director. The award vests over three years, and had a fair value at the date of grant of $0.9 million for a 5% interest in the LLC. We record the fair value and recognize the associated expense per FASB ASC Subtopic 505-50, Equity — Equity Based Payments to Non-Employees which defines the measurement date as the earlier of the date at which the commitment for performance is reached, or the date at which the performance is complete is the day that the fair value of the equity award is expensed. The grant date fair value of restricted stock awards, to non-employees, is recognized as compensation cost, on a straight-line basis over the three-year vesting period, and are subject to periodic market adjustments as the underlying equity instruments vests. As of June 30, 2014, the stock was valued at $1.0 million and there was $0.6 million of unrecognized compensation expense related to the non-vested restricted stock award that is expected to be recognized over the remaining term of the award and $0.3 million in recognized expense for FY14.

On December 9, 2013, we granted restricted stock to certain directors of our company which vests over three years and has a fair value at date of grant of $0.03 million. The fair value of restricted stock was measured on the date of grant using the price of the Company’s common stock on grant date and is recognized as compensation cost, on a straight-line basis over the three-year vesting period. As of June 30, 2014, there was unrecognized stock compensation expense of $0.03 million.

Stock-based compensation is included in general and administrative expenses in our consolidated statement of operations. A summary of our restricted stock award activity is presented below:

Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at June 30, 2013	252,000	$5.35
Granted	8,928	3.50
Vested	(112,000)	4.03
Forfeited, canceled or expired	—
Outstanding at June 30, 2014	148,928	$4.89

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 12 — STOCK-BASED COMPENSATION  – (continued)

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

On June 25, 2014, we granted restricted stock units to an officer of our company which vest over four years and had a fair value at date of grant of $0.4 million. The grant date fair value of RSU awards is recognized as compensation cost, on a straight-line basis over the four-year vesting period. As of June 30, 2014, there was $0.4 million of unrecognized compensation expense related to the non-vested restricted stock unit award that is expected to be recognized over the remaining term of the award. The recorded employee stock-based compensation expense related to this RSU award was negligible for the fiscal year ended June 30, 2014.

A summary of our restricted stock units activity is presented below:

Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at June 30, 2013	—	$—
Granted	87,500	5.00
Vested
Forfeited, canceled or expired	—
Outstanding at June 30, 2014	87,500	$5.00

The following table presents total stock-based compensation expense for FY14 and FY13, respectively:

	Fiscal Years Ended June 30,
	2014	2013
Sales and marketing	$341	$156
General and administrative	95	18
	$436	$174

We utilize ASC 740 — Income Taxes, ordering for purposes of determining when excess tax benefits have been realized. We have elected the “with-and-without” approach regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to us. There were no amounts recognized in FY14.

NOTE 13 — FAIR VALUE of FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, otherwise known as the “exit price,” in an orderly transaction between market participants at the measurement date. We use the fair value hierarchy as a basis for our assumptions. The hierarchy of inputs used for measuring fair value are as follows: Level 1 — observable inputs such as quoted prices in active markets;

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 13 — FAIR VALUE of FINANCIAL INSTRUMENTS  – (continued)

Level 2 — inputs other than quoted prices in active markets that are observable either directly or indirectly in active markets; Level 3 — unobservable inputs in which there is little or no market data and as a result, management assumptions are developed.

Our carrying values of cash, accounts receivable, accounts payable, accrued expenses and line of credit balances approximates its fair value.

In October 2012, we executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and Ten-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value on our consolidated balance sheets. Changes in the fair value of this instrument have been recognized in our consolidated statements of operations in other income (expense). Fair values as of FY14 and FY13 are as follows:

	Fair Value Measurements at Reporting Date
	(in thousands)
	Fair Value as of June 30, 2014	Significant Other Observable Inputs
Assets		(Level 2)
Interest rate swap(1)	$66	$66
Total	$66	$66

(1)	Included in “Other Current Assets” in the Balance Sheet.

	Fair Value Measurements at Reporting Date
	(in thousands)
	Fair Value as of June 30, 2013	Significant Other Observable Inputs
Assets		(Level 2)
Interest rate swap(1)	$110	$110
Total	$110	$110

(1)	Included in “Other Current Assets” in the Balance Sheet.

NOTE 14 — TAXES

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

We generally make distributions to our members, per the terms of our limited liability company agreement, related to such taxes. We are subject to entity level taxation in certain states. As a result, the accompanying consolidated statements of operations prior to June 26, 2013 include tax expense related to

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 14 — TAXES  – (continued)

those state jurisdictions. Subsequent to June 26, 2013, we became subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income of H.D.D. LLC and will be taxed at the prevailing corporate tax rates.

All of our income before taxes is recognized domestically. Income tax expense (benefit) for FY14 and FY13 consists of:

	Fiscal Year Ended June 30, 2014
	(in thousands)
	Current	Deferred	Total
U.S. Federal	$—	$(156)	$(156)
State and Local	2	(27)	(25)
	$2	$(183)	$(181)

	Fiscal Year Ended June 30, 2013
	(in thousands)
	Current	Deferred	Total
U.S. Federal	$—	$—	$—
State and Local	2	—	2
	$2	$—	$2

The differences between income taxes computed using the 34% statutory federal income tax rate and our effective tax rate are summarized as follows:

	As of June 30,
	(in thousands)
	2014	2013
Computed tax at statutory rate	$(471)	$—
State taxes, net of federal benefit	(26)	2
Rate benefit as an LLC	303	—
Other permanent differences	13	—
Income tax expense (benefit)	$(181)	$2

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 14 — TAXES  – (continued)

Components of deferred tax assets (liabilities) consist of the following:

	As of June 30,
	2014	2013
	(in thousands)	(in thousands)
Deferred tax assets:
Accrued compensation	$46	$9
Share-based compensation	66	11
Tax receivable agreement	3,058	7
Net operating losses	231	—
Other	90	72
Gross deferred tax assets	3,491	99
Valuation allowance	(3,008)	—
Total deferred tax assets, net of valuation allowance	483	99
Deferred tax liabilities:
Inventories	(272)	(162)
Unrealized gain/loss	(12)	(16)
Property and equipment	(199)	(142)
Other	—	(2)
Total deferred tax liability	(483)	(322)
Net deferred taxes	$—	$(223)

In FY13, out of the $0.2 million liabilities, $0.1 million was included in other current liabilities, and $0.1 million is included in other long term liabilities. In FY14, we recorded a valuation allowance of $3.0 million after assessing all the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

We are subject to California franchise tax each year for each entity. Federal and California taxes on income were, prior to the IPO, determined by the individual circumstances of each member based on the individual income tax returns of the members. Truett-Hurst, Inc. files income tax returns in the U.S. federal and the state jurisdiction of California. The Company has both federal and state net operating losses of $0.6 million. Both jurisdictions have expiration dates beginning in 2034.

For Truett-Hurst, Inc., US federal and state tax returns associated with fiscal year ended 2013 are currently open to examination. US federal and state tax returns for H.D.D. LLC associated with calendars years ended 2010 – 2013 are currently open to examination. There are no material uncertain tax positions and we expect no major changes in next 12 months.

NOTE 15 — SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

In accordance with ASC Topic 280, Segment Reporting, our chief operating decision-maker has been identified as the CEO, who reviews sales, cost of sales, and gross profit to make decisions about allocating our resources and assessing our performance. Operating and other expenses are not allocated between operating segments; therefore, operating and net income information for the respective segments is not available. In addition, discreet financial information related to segment specific assets is not available. Our primary reporting segments are identified by each distribution channel: wholesale, direct to consumer and internet. Wholesale sales include our retail exclusive brand label model and four fully-owned brands through the three-tier distribution system. Direct to consumer sales of our own brands occur through our tasting rooms

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 15 — SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION  – (continued)

and wine clubs. Internet sales occur through Wine Spies and are principally comprised of brands not owned by us. Sales and cost of sales are reported by segment.

Net Sales

The following table reflects net sales, cost of sales and gross margin by segment for each of our FY14 and FY13 periods, respectively:

	Fiscal Years Ended June 30,
Net Sales (in thousands)	2014	2013
Wholesale	$15,808	$12,427
Direct to consumer	4,038	3,193
Internet	2,211	1,542
Total net sales	$22,057	$17,162

	Fiscal Years Ended June 30,
Cost of sales (in thousands)	2014	2013
Wholesale	$11,668	$9,280
Direct to consumer	1,565	1,356
Internet	1,395	860
Total cost of sales	$14,628	$11,496

	Fiscal Years Ended June 30,
Gross Margin Percentage	2014	2013
Wholesale	26.2%	25.3%
Direct to consumer	61.2%	57.5%
Internet	36.9%	44.2%

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

	Net Sales for the Years Ended June 30,		Accounts Receivable as of June 30,
	2014	2013	2014	2013
Customer A	8%	15%	2%	7%
Customer B	5%	11%	24%	30%
Customer C	7%	9%	4%	8%
Customer D	26%	11%	30%	8%
Customer E	—	14%	—	6%
Customer F	2%	5%	—	3%
Customer G	2%	—	7%	—
Customer H	30%	—	18%	—

During FY14, international sales were 8% of our wholesale net sales compared to the prior-year period of 2%.

TRUETT-HURST INC. AND SUBSIDIARIES
(Prior to June 26, 2013, H.D.D. LLC and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

NOTE 16 — SUBSEQUENT EVENTS

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

Background

As previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013, management did not perform an assessment regarding the effectiveness of internal control over financial reporting. As a newly public company, management was not required to perform an assessment of internal control over financial reporting in its first Annual Report on Form 10-K. However, in connection with the financial audits of our consolidated financial statements as of the fiscal years ended June 30, 2011 and 2012, a material weakness in our internal control over financial reporting was identified. The material weakness pertained to deficiencies in the accounting research and reporting functions and the closing and reporting process due to our lack of accounting documentation and procedures, lack of segregation of duties, potential for management override of controls and lack of current expertise in reporting requirements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis.

As noted below, management believes the material weakness, stated above, has been corrected and remediated as of June 30, 2014. To address the material weakness we documented and implemented procedures (described below under the subheading “Remediation of Material Weaknesses in Internal Control over Financial Reporting Reported in Fiscal 2013”). Accordingly, we believe the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

Evaluation of Disclosure Control and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013. We conducted an assessment, including testing, of the effectiveness of the Company's remediated internal control processes over financial reporting described below under “Remediation of Material Weaknesses in Internal Control over Financial Reporting Reported in Fiscal 2013” as of June 30, 2014. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal control over financial reporting are effective, future events affecting our business may cause us to modify our controls and procedures.

This Form 10-K does not include an attestation report of our independent registered certified public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered certified public accounting firm pursuant to the Sarbanes-Oxley Act of 2002, as amended, and the rules of the SEC promulgated thereunder, which permit the Company to provide only management’s report in this Annual Report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting Reported in Fiscal 2013

As of June 30, 2014, our management believes it has effectively remediated the material weakness in internal control over financial reporting that were included in “Management's Annual Report on Internal Control over Financial Reporting” in “Item 9A — Controls and Procedures” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. In particular, we have implemented specific remediation initiatives described below in fiscal 2014 and these initiatives provide reasonable assurance regarding the reliability and completeness of financial information and disclosures reported in our annual consolidated financial statements as of and for the year ended June 30, 2014 included in this Form 10-K:

•	Remediated the material weakness described above over “deficiencies in the accounting research and reporting functions and the closing and reporting process due to our lack of accounting documentation and procedures.” We have designed, documented and implemented an adequate financial close and reporting process and hired key individuals in the corporate finance and accounting functions with significant technical skills and experience, deemed appropriate to their assigned responsibilities. Changes also included adding analytical procedures and reviews, methodologies for the preparation of our financial statements, reconciliations of our accounts and reconciliations between our general ledger and sub-ledger systems as well as increasing the availability of evidence for those controls.
•	Remediated the material weakness described above over lack of segregation of duties. We have hired additional accounting personnel and implemented accounting controls and policies to mitigate risks associated with a lack of segregation of duties within the accounting department. In addition, we have purchased and are in the process of implementing an integrated software system which includes industry standard and current best practice IT controls. The new system is expected to address and remediate deficiencies including segregation of duties through general IT access controls based on job responsibilities and the implementation of change control procedures.
•	Remediated the material weakness described above over the potential for management override of controls. We have implemented formal policies, documented controls over financial reporting and increased our review of the financial close process to limit the number of overriding controls.
•	Remediated the material weakness described above over the lack of current expertise in reporting requirements, we have hired Director of Reporting and Finance to assist with the Company’s SEC filing requirements. In addition, management implemented additional review procedures which require executive management and the audit committee to review SEC filings prior to filing.

During management’s assessment, we did not identify any deficiencies in internal controls that we consider to be material weaknesses. We believe these corrective actions, taken as a whole, have remediated the material weakness identified, and we will continue to monitor the effectiveness of these actions and intend to make any other changes or take such other actions as we determine to be appropriate.

Changes in Internal Control over Financial Reporting

As discussed above under “Remediation of Material Weaknesses in Internal Control over Financial Reporting Reported in Fiscal 2013,” the control processes adopted represent material changes to our internal control over financial reporting during 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2014 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

Item 11.	Executive Compensation

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2014 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2014 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2014 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2014 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

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

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Truett-Hurst, Inc., dated December 28, 2012+
3.2	Amended and Restated Certificate of Incorporation of Truett-Hurst, Inc.+
3.3	Bylaws of Truett-Hurst, Inc.+
3.4	Articles of Organization of H.D.D. LLC+
4.1	Class A common stock certificate+
4.2	Class B common stock certificate+
10.1	Wine Supply Agreement by and between H.D.D. LLC and Robert Hall Winery, dated March 10, 2012+
10.2	Member Interest Purchase Agreement by and between Brandon Stauber and H.D.D. LLC, dated August 1, 2012+
10.3	Loan and Security Agreement by and between H.D.D. LLC and Bank of the West, dated July 16, 2012+
10.4	Security Agreement (Trademark) by and between H.D.D. LLC and Bank of the West, dated July 16, 2012+
10.5	Deed of Trust, Security Agreement, Assignment of Leases, Rents, and Profits, and Fixture Filing by and between H.D.D. LLC and First Santa Clara Corporation for the use and benefit of Bank of the West, dated July 16, 2012+
10.6	Line of Credit Note, in the principal amount of $9,000,000, dated July 16, 2012+
10.7	Term Note, in the principal amount of $3,381,000, dated July 16, 2012+
10.8	Equipment Purchase Line of Credit Note, in the principal amount of $300,000, dated July 16, 2012+
10.9	Modification Agreement, by and between H.D.D. LLC and Bank of the West, dated October 3, 2012+
10.1	Foreign Exchange Note, in the principal amount of $100,000, dated July 16, 2012+
10.11	Master Equipment Financing Agreement by and between H.D.D. LLC and Bank of the West, dated October 2, 2012+
10.12	Agreement by and between H.D.D. LLC and West Coast Paper Company, dated August 24, 2012+
10.13	Lease by and between H.D.D. LLC and Hambrecht Wine Group L.P., dated February 8, 2011+
10.14	2012 Stock Incentive Plan+
10.15	Exchange Agreement+
10.16	Tax Receivable Agreement+
10.17	Registration Rights Agreement+
10.18	Supply of Goods Agreement by and between H.D.D. LLC and GreenBottle Limited, dated February 26, 2013+
10.19	Convertible Promissory Note, payable to the Carroll-Obremskey Trust, in the principal amount of $150,000, dated March 1, 2013+

Exhibit Number	Description
10.2	Convertible Promissory Note, payable to the Hurst Trust, in the principal amount of $150,000, dated March 1, 2013+
10.21	Convertible Promissory Note, payable to the Dolan 2003 Trust, in the principal amount of $25,000, dated March 1, 2013+
10.22	Convertible Promissory Note, payable to the Dolan 2005 Trust, in the principal amount of $25,000, dated March 1, 2013+
10.23	Agreement, by and between Truett-Hurst, Inc. and the Carroll-Obremskey Trust, dated March 26, 2013+
10.24	Registrants Beneficial ownership on SC 13D filed with the SEC on June 13, 2014+
10.25	Registration statement on form S-3 filed with the SEC on August 15, 2014+
10.26	Registration statement on form S-8 filed with the SEC on November 6, 2014+
14	Code of Business Conduct and Ethics+
21	Subsidiaries of the Registrant+
23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm for Truett-Hurst, Inc.
24	Power of Attorney+
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates documents previously filed with our registration and prospectus filings with the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on September 29, 2014.

TRUETT-HURST, INC.

By:	/s/ Phillip L. Hurst Phillip L. Hurst Chief Executive Officer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Phillip L. Hurst Phillip L. Hurst	President and Chief Executive Officer	September 29, 2014
/s/ Paul Forgue Paul Forgue	(Principal Executive Officer) Chief Financial Officer & Chief Operations Officer	September 29, 2014
/s/ Paul E. Dolan, III Paul E. Dolan, III	Director & Secretary	September 29, 2014
/s/ Barrie Graham Barrie Graham	Director	September 29, 2014
/s/ Daniel A. Carroll Daniel A. Carroll	Director	September 29, 2014
/s/ Heath E. Dolan Heath E. Dolan	Director	September 29, 2014
/s/ John D. Fruth John D. Fruth	Director	September 29, 2014
/s/ James F. Verhey James F. Verhey	Director	September 29, 2014