Form 10-Q
period 2014-09-30
Truett-Hurst, Inc.
filed 2014-11-13
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ending September 30, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 333-187164

TRUETT-HURST, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	46-1561499
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

125 Foss Creek Circle, Healdsburg, California	95448
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class A	Number of Shares Outstanding
Common stock, $0.001 par value per share	3,750,472

TRUETT-HURST INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2014	June 30, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,752	$5,567
Accounts receivable	3,959	3,300
Inventories	23,660	17,179
Bulk wine deposit	-	1,424
Other current assets	176	161
Total current assets	32,547	27,631
Property and equipment, net	5,845	5,553
Goodwill	134	134
Intangible assets, net	604	629
Other assets, net	387	381
Total assets	$39,517	$34,328

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
Credit facilities	$9,055	$8,685
Accounts payable and accrued expenses	7,758	3,194
Due to related parties	430	56
Current maturities of related party notes	49	67
Current maturities of long-term debt	335	333
Total current liabilities	17,627	12,335

Deferred rent liability	43	48
Long-term debt, net of current maturities	3,442	3,527
Total liabilities	21,112	15,910

Commitments and contingencies (Note 6)

Stockholders' equity
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized and zero issued and outstanding at September 30, 2014 and June 30, 2014	-	-
Class A common stock, par value of $0.001 per share, 7,000,000 authorized and 3,750,472 issued and outstanding at September 30, 2014 and June 30, 2014	4	4
Class B common stock, par value of $0.001 per share,1,000 authorized and 9 issued and outstanding at September 30, 2014 and June 30, 2014	-	-
Additional paid-in capital	14,195	14,057
Accumulated deficit	(4,096)	(3,995)
Total Truett-Hurst, Inc. equity	10,103	10,066
Non-controlling interests	8,302	8,352
Total equity	18,405	18,418
Total liabilities and stockholders' equity	$39,517	$34,328

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(unaudited)

	Three Month Period Ended September 30,
	2014	2013

Sales	$6,614	$5,536
Less excise tax	(132)	(150)
Net sales	6,482	5,386

Cost of sales	4,047	3,597

Gross profit	2,435	1,789

Operating expenses:
Sales and marketing	1,565	1,154
General and administrative	943	736
Loss on disposal of assets	2	-
Total operating expenses	2,510	1,890
Loss from operations	(75)	(101)
Other income (expense):
Interest expense, net	(64)	(42)
Other	(9)	(17)
Total other income (expense)	(73)	(59)
Loss before income taxes	(148)	(160)
Income tax (benefit) expense	2	(21)
Net loss before non-controlling interests	(150)	(139)
Net income (loss) attributable to non-controlling interest: The Wine Spies, LLC	36	(24)
Net loss attributable to Truett-Hurst, Inc. and H.D.D. LLC	(186)	(115)
Less: Net loss attributable to non-controlling interest: H.D.D. LLC	(86)	(82)
Net loss attributable to Truett-Hurst, Inc.	$(100)	$(33)

Net loss per share:
Basic and diluted	$(0.03)	$(0.01)

Weighted average shares used in computing net loss per share:
Basic and diluted	3,750,472	2,700,000

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Month Period Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss before non-controlling interests	$(150)	$(139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154	121
Deferred rent	(5)	(3)
Deferred taxes	(2)	(21)
Loss (gain) on fair value of interest rate swap	(5)	3
Loss on disposal of assets	2	-
Stock-based compensation	138	114

Changes in operating assets and liabilities, net
Accounts receivable	(659)	955
Inventories	(6,481)	(3,895)
Bulk wine deposit	1,424	-
Other current assets	(15)	(195)
Accounts payable and accrued expenses	4,938	1,318
Net cash used in operating activities	(661)	(1,742)

Cash flows from investing activities:
Acquisition of property and equipment	(392)	(247)
Acquisition of intangible and other assets	(31)	(71)
Proceeds from sale of assets	-	2
Net cash used in investing activities	(423)	(316)

Cash flows from financing activities:
Net proceeds from (payments on) line of credit	370	(869)
Payments on related party notes	(18)	(17)
Payments on long-term debt	(83)	(62)
Net cash provided by (used in) financing activities	269	(948)

Net decrease in cash	(815)	(3,006)
Cash at beginning of period	5,567	11,367
Cash at end of period	$4,752	$8,361

Supplemental disclosure of cash flow information:
Cash paid for interest	$39	$53
Cash paid for income taxes	$2	$1

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the results of Truett-Hurst, Inc. (“THI”) and its subsidiaries: H.D.D. LLC (“LLC”) and its consolidated subsidiary, The Wine Spies, LLC (“Wine Spies”) (collectively, “we,” “Truett-Hurst,” “our,” “us,” or “the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with general instructions for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. THI consolidates the financial results of the LLC and its consolidated subsidiary, and records a non-controlling interest for the economic interest in the LLC and its consolidated subsidiary. Such non-controlling interest represents the portion of equity ownership in the aforementioned subsidiaries that is not attributable to THI.

The accompanying unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. We prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and, in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim period presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on September 29, 2014.

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Quantities or results referred to as “to date” or “as of this date” mean as of or to September 30, 2014, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year.

Unless otherwise indicated, the notes to the unaudited condensed consolidated financial statements relate to the discussion of our continuing operations.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and we do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

TRUETT-HURST INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 2 – INVENTORIES

Inventories consist of the following:

	September 30, 2014	June 30, 2014
	(in thousands)

Bulk wine	$7,360	$5,392
Bottled wine	15,565	11,285
Bottling materials and other	578	395
Capitalized cultural costs	157	107
Total inventories	$23,660	$17,179

NOTE 3 – PROPERTY AND EQUIPMENT, net

Property and equipment consists of the following:

	September 30, 2014	June 30, 2014
	(in thousands)

Land and land improvements	$2,804	$2,804
Building and improvements	1,779	1,756
Machinery and equipment	1,604	1,233
Vineyard development	353	353
Vineyard equipment	327	327
Furniture and fixtures	256	256
Leasehold improvements	119	117
Vehicles	93	93
	7,335	6,939
Less accumulated depreciation	(1,490)	(1,386)

Total fixed assets	$5,845	$5,553

Total depreciation expense for both three-month periods ended September 30, 2014 and 2013 was $0.1 million.

NOTE 4 – INTANGIBLE ASSETS, net

Intangible asset balances are summarized as follows:

	September 30, 2014	June 30, 2014
	(in thousands)
Finite lives:
Customer lists	$213	$213
Trademarks	169	169
Proprietary technology	95	95
Non-compete agreement	38	38
Patent	42	42
	557	557
Less accumulated amortization	(214)	(189)

	343	368
Indefinite lives:
Trademarks	261	261

Total intangibles	$604	$629

TRUETT-HURST INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 4 – INTANGIBLE ASSETS, net, continued

Total amortization expense of intangible assets and other assets was $0.05 million and $0.04 million for the three-month periods ended September 30, 2014 and 2013, respectively. Expected future amortization expense on intangible assets and other assets as of September 30, 2014 is as follows:

Years ending June 30:
(in thousands)
2015 (remaining nine months)	$151
2016	197
2017	129
2018	97
2019	51
Thereafter	62

Total future amortization expense	$687

NOTE 5 – OTHER ASSETS, net

Other assets consist of the following:

	September 30, 2014	June 30, 2014
	(in thousands)
Label design costs	$276	$247
Loan fees	18	18
Lease costs - related party	23	23
Software	144	144
Website design costs	57	55
Other	1	1
	519	488
Less accumulated amortization	(132)	(107)

Total other assets	$387	$381

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Lease payments for these facilities for three-month period ended September 30, 2014 and 2013, totaled $0.1 million and $0.07 million, respectively. Future lease payment commitments total approximately $0.5 million.

TRUETT-HURST INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, continued

Credit Facilities and Notes Payable

Since June 30, 2014, there have been no material changes with respect to our credit facilities and or borrowings as disclosed in the “Notes to the Financial Statements – Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

The credit facilities, which mature on July 31, 2015, include (a) a revolving line of credit with a maximum commitment of $9.0 million which accrues interest at 1.75% above the London Interbank Offered Rate (“LIBOR”), (b) a capital equipment line with a maximum commitment of a $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows to enter into any spot or forward transaction to purchase from or sell to our bank a foreign currency. We did not use the foreign exchange facility during the three month period ended September 30, 2014. The outstanding balances on the components of the credit facilities are:

	September 30, 2014	June 30, 2014
	(in thousands)
Credit Facilities
Line of credit	$8,947	$8,648
Equipment line of credit	108	37
Total credit facilities	$9,055	$8,685

The credit facilities are secured by a pledge of substantially all of our assets and availability is subject to compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), a debt to effective tangible net worth ratio (measured quarterly) and a debt service coverage ratio (measured annually at our fiscal year end).

Borrowings consisted of the following:

		September 30, 2014	June 30, 2014
Long term debt:		( in thousands, except payments in footnotes)
Note 1	(1)	$3,088	$3,122
Note 2	(2)	58	70
Note 3	(3)	245	263
Note 4	(4)	386	405
Total bank notes payable		3,777	3,860
Less LTD current maturities		(335)	(333)
Total long term debt		$3,442	$3,527

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.

(2)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $4,226, matures November 1, 2015 at 3.75% interest.

(3)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures January 15, 2018 at 3.75% interest.

(4)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 1, 2019; at 3.75% interest.

TRUETT-HURST INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, continued

Future principal and interest payments for the long-term debt as of September 30, 2014 are as follows:

Years ending June 30:
(in thousands)
2015 (remaining nine months)	$251
2016	311
2017	296
2018	269
2019	204
Thereafter	2,446
3,777
Add: Estimated interest	847
Total	$4,624

Related Party Transaction

Since June 30, 2014, there have been no material changes with respect to our related party loan as disclosed in the “Notes to the Consolidated Financial Statements – Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Our note to a related party consisted of the following:

		September 30, 2014	June 30, 2014
		(in thousands, except payments in footnotes)
Related party note:
Note	(1)	$49	$67
Less current maturities		(49)	(67)
Total related party note		$-	$-

(1)	Note payable to a member for the repurchase of a certain percentage of their ownership interest in the LLC; pursuant to exercise of put right; unsecured; payable monthly in principal and interest payments of $6,245; matures in May 2015, at which time a lump sum payment for any remaining principal and interest is due; fixed interest rate of 4.5%.

Future principal and interest payments for the related party note as of September 30, 2014 are as follows:

Years ending June 30:
(in thousands)
2015 (remaining nine months)	$49
Add: Estimated interest	1

Total	$50

Supply Contract

At September 30, 2014, total future purchase commitments for finished goods (including paper bottles) total approximately $7.0 million and are expected to be fulfilled during fiscal 2015 to 2017.

We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements with third parties and related party growers. Future minimum inventory commitments are as follows:

TRUETT-HURST INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, continued

Third
Years ending June 30:	Parties
(in thousands)
2015	$4,127
2016	575
Totals	$4,702

Our related party commitments were fulfilled during the first quarter of fiscal 2015; however, we may enter into new related party commitments in the ordinary course of business.

Guarantees

Since June 30, 2014, there have been no material changes with respect to our guarantees as disclosed in the “Notes to the Consolidated Financial Statements – Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Litigation

From time to time, we may be subject to various litigation matters arising in the ordinary course of business. We are not aware of any current pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows.

Exchange Agreement

Prior to the completion of the IPO, we entered into an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers. Under the exchange agreement, each existing owner (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at our election. As a holder exchanges their LLC Units, our interest in the LLC will be correspondingly increased. During FY14, certain members exchanged 0.9 million LLC units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement. There were no exchanges of LLC units during the first quarter of FY15.

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

TRUETT-HURST INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, continued

Both this proportionate share and these increases in tax basis may reduce the amount of tax that Truett-Hurst Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We recorded deferred tax assets of $3.0 million related to the exchange of 0.9 million LLC units for an equal amount of THI Class A common stock. We recorded a $2.9 million long-term liability due to LLC unit holders who converted their units to shares which represents 90% of the estimated tax benefits and $0.3 million for the difference in the recorded deferred tax asset and computed TRA liability and recorded as an adjustment to equity. As of June 30, 2014, we recorded a valuation allowance on our deferred tax assets for $3.0 million as it was determined that it was more likely than not that the tax benefits would not be realized which resulted in corresponding adjustments to the TRA liability and equity as mentioned above. There was no activity related to the Tax Receivable Agreement in the three months ended September 30, 2014.

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

Generally, a maximum obligation under these contracts is not explicitly stated.  Because the specific amounts associated with these types of agreements are stated, the overall maximum amount of the obligation cannot be reasonably estimated.  Historically, we have not been required to make payments under these obligations, and no liabilities have been recorded at September 30, 2014 and June 30, 2014, for these obligations on our balance sheets.

NOTE 7 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2014	June 30, 2014
	(in thousands)
Accounts payable	$4,368	$2,746
Accrued wine purchases	2,151	-
Other accrued	319	107
Dry goods	243	-
Custom crush	218	-
Commission	103	163
Distributor obligations	139	29
Personnel	64	114
Professional fees	153	35
Total accounts payable and accrued expenses	$7,758	$3,194

TRUETT-HURST INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 8 – STOCK-BASED COMPENSATION

Equity Incentive Plan

We have granted restricted stock awards and have the right to grant stock options and other stock-based awards to employees, directors and non-employees under our 2012 Stock Incentive Plan. For a complete discussion of 2012 Stock Incentive Plan, please refer to the Note 12 - “Stock-based Compensation” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2014. As of September 30, 2014, the 2012 Plan has zero shares reserved for issuance and a total of 0.4 million granted equity incentive shares outstanding.

On February 4, 2013, we granted restricted stock to an independent contractor who serves as our Creative Director. The award vests over three years, and had a fair value at the date of grant of $0.9 million for a 5% interest in the LLC. We record the fair value and recognize the associated expense per FASB ASC Subtopic 505-50, Equity — Equity Based Payments to Non-Employees which defines the measurement date as the earlier of the date at which the commitment for performance is reached, or the date at which the performance is complete is the day that the fair value of the equity award is expensed. The grant date fair value of restricted stock awards, to non-employees, is recognized as compensation cost, on a straight-line basis over the three-year vesting period, and are subject to periodic market adjustments as the underlying equity instruments vests. As of September 30, 2014, the stock was valued at $1.05 million, we recognized $0.6 million in cumulative expense and had $0.5 million of unrecognized compensation expense related to the non-vested restricted stock award that is expected to be recognized over a weighted average period of approximately 1.35 years.

On December 9, 2013, we granted restricted stock to certain directors of our company which vests over three years and has a fair value at date of grant of $0.03 million. The fair value of restricted stock was measured on the date of grant using the price of the Company’s common stock on grant date and is recognized as compensation cost, on a straight-line basis over the three-year vesting period. As of September 30, 2014, there was unrecognized stock compensation expense of $0.02 million that is expected to be recognized over a weighted average period of approximately 2.19 years.

On June 25, 2014, we granted stock options to our Chief Financial Officer/Chief Operations Officer which vests over four years and had a fair value at date of grant of $0.4 million. We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The expected life assumptions for employee grants are based upon the simplified method, which averages the contractual term of the options of ten years with the average vesting term of four years for an average of six years. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The fair value of stock option grants is amortized to expense over the vesting period. The fair value of the stock option is recognized as compensation cost, on a straight-line basis over the four-year vesting period. As of September 30, 2014, we recognized $0.03 million of stock-based compensation expense and there was $0.4 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 3.74 years.

On June 25, 2014, we granted restricted stock units to our Chief Financial Officer/Chief Operations Officer which vest over four years and had a fair value at date of grant of $0.4 million. The grant date fair value of RSU awards is recognized as compensation cost, on a straight-line basis over the four-year vesting period. As of September 30, 2014, we recognized $0.03 million of stock-based compensation expense and there was $0.4 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 3.74 years.

The following table summarizes stock-based compensation included in our condensed consolidated statements of operations for the three-month periods ended September 30, 2014 and 2013, respectively:

	September 30, 2014	September 30, 2013
	(in thousands)
Sales and marketing	$83	$106
General and administrative	55	8
	$138	$114

There were no grants of equity incentives during the first quarter of FY15.

TRUETT-HURST INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 9 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	September 30, 2014	September 30, 2013
	(in thousands, except share data)

Net loss attributable to Truett-Hurst, Inc.	$(100)	$(33)

Loss Per Share
Basic & dilutive Class A common share-weighted average shares	3,750,472	2,700,000

Basic and diluted loss per share	$(0.03)	$(0.01)

Basic net loss per share is computed by dividing net loss attributable to us, by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including convertible LLC units and equity incentive shares. The assumed exchange of 3.2 million LLC units for Class A common stock and the vesting of 0.4 million equity incentive shares have been excluded from the diluted loss per share because they are expected to have an anti-dilutive effect.

The shares of Class B common stock do not share in our earnings and therefore are not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the consolidated balance sheets of financial assets and liabilities, which includes cash, accounts receivable, accounts payable and accrued expenses, approximated their fair values due to the short term nature of these financial assets and liabilities. The carrying amount of our debt approximates its fair value.

In October 2012, we executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and Ten-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value on our consolidated balance sheets. Changes in the fair value of this instrument have been recognized in our consolidated statements of operations in other income (expense). The following tables set forth our interest rate swap fair values at September 30, 2014 and at June 30, 2014:

	Fair Value Measurements at Reporting Date
	(in thousands)
	Fair Value as of September 30, 2014	Significant Other Observable Inputs
		(Level 2)
Assets
Interest rate swap (1)	$71	$71
Total	$71	$71

(1) Included in "Other Current Assets" in the Balance Sheet.

TRUETT-HURST INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

	Fair Value Measurements at Reporting Date
	(in thousands)
	Fair Value as of June 30, 2014	Significant Other Observable Inputs
		(Level 2)
Assets
Interest rate swap (1)	$66	$66
Total	$66	$66

(1) Included in "Other Current Assets" in the Balance Sheet.

NOTE 11 – TAXES

The effective tax rate for the first quarter of FY15 is 0% due to the company recording a full valuation allowance. In the three month period ended September 30, 2014, we had a tax benefit of $0.04 million against which we recorded a corresponding valuation allowance. The tax provision for the current year period is based on an estimate of our annualized income tax rate. Our effective tax rate includes a rate benefit attributable to the fact our subsidiaries operate as a limited liability company which is not subject to federal or state income tax.  Accordingly, a portion of our earnings are not subject to corporate level taxes.

We had no unrecognized tax benefits at September 30, 2014 and did not incur any income tax related interest expense or penalties related to uncertain tax positions.

NOTE 12 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Our primary reporting segments are identified by each distribution channel: wholesale, direct to consumer and internet. Wholesale sales include our retail exclusive brand label model and brands sold through the three-tier distribution system. Direct to consumer sales occur through our tasting rooms and wine clubs. Internet sales occur through Wine Spies and are principally comprised of brands not owned by us. Operating and other expenses are not allocated between operating segments; therefore, operating and net income information for the respective segments is not available. In addition, discreet financial information related to segment specific assets is not available. Sales and cost of sales are reported by segment.

Net Sales

The following tables reflect net sales, cost of sales and gross margin by segment for each of the three-month periods ended September 30, 2014 and 2013, respectively:

	Three Months Ended
Net Sales	September 30, 2014	September 30, 2013
	(in thousands)
Wholesale	$4,138	$4,022
Direct to consumer	1,060	928
Internet	1,284	436
Total net sales	$6,482	$5,386

TRUETT-HURST INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 12 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION, continued

	Three Months Ended
Cost of sales	September 30, 2014	September 30, 2013
	(in thousands)
Wholesale	$3,000	$2,967
Direct to consumer	373	371
Internet	674	259
Total cost of sales	$4,047	$3,597

	Three Months Ended
Gross Margin Percentage	September 30, 2014	September 30, 2013
Wholesale	27.5%	26.2%
Direct to consumer	64.8%	60.0%
Internet	47.5%	40.6%

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

	Net Sales for Three Months Ended		Accounts Receivable
	September 30,		as of September 30,
	2014	2013	2014	2013

Customer A	4%	9%	3%	-
Customer B	-	-	20%	-
Customer C	5%	7%	3%	4%
Customer D	35%	41%	38%	32%
Customer E	-	-	-	9%
Customer F	-	22%	-	27%
Customer G	1%	-	3%	-
Customer H	17%	-	18%	-

International sales were $0.4 million and $0.3 million for the three-month periods ended September 30, 2014 and 2013, respectively.

NOTE 13 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, a reduction in the supply of grapes and bulk wine available to us; significant competition; any change in our relationships with retailers which could harm our business; we may not achieve or maintain profitability in the future; the loss of key employees; a reduction in our access to, or an increase in the cost of, the third-party services we use to produce our wine; credit facility restrictions on our current and future operations; failure to protect, or infringement of, trademarks and proprietary rights; these factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for fiscal 2014 filed with the Securities Exchange Commission (“SEC”) on September 29, 2014. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2014 and in other documents that we file from time to time with the SEC.

The unaudited interim condensed consolidated financial statements include the results of Truett-Hurst, Inc. and its subsidiaries: H.D.D. LLC (“LLC”) and its consolidated subsidiary, The Wine Spies, LLC (“Wine Spies”) (collectively, “we,” “Truett-Hurst,” “our,” “us,” or “the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the general instructions to for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. The disclosures do not include all the information necessary for audited financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on September 29, 2014. In the opinion of our management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances have been eliminated. Unless otherwise indicated, the Notes to the unaudited consolidated financial statements relate to the discussion of our continuing operations. Our condensed consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries and the portion of equity in a consolidated subsidiary that is not attributable to us, directly or indirectly, is presented as non-controlling interests.

Quantities or results referred to as “to date” or “as of this date” mean as of or to September 30, 2014, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year.

Unless otherwise indicated, the notes to the audited consolidated financial statements relate to the discussion of our continuing operations.

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

OVERVIEW OF BUSINESS

We produce and sell wines from $7 to $50 per bottle. The wine we make generally comes from grapes grown on our estate vineyards or purchased from California based growers. In addition we purchase semi-finished bulk wine opportunistically on the spot market and under contract. On a more limited basis we also purchase finished goods from both foreign and domestic producers. We are headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. Our wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Syrah, Merlot, and Cabernet Sauvignon and are sold across a number of price points via three distinct distribution channels: three-tier, direct to consumer and internet. We own, design and develop our brands, including those developed and sold on a retailer exclusive basis. Our brands are differentiated and marketed through innovative packaging and label designs.

Wine sales in our three-tier channel are sold to distributors with programs available to the broad market (domestic and international) or to specific retailers on an exclusive basis. Through our retailer exclusive brand model we collaboratively work with our retail partners to develop innovative brands which resonate with their customers, to increase consumer store traffic and to grow sales. Our retail exclusive model allows us to own the brands we create, which we believe differentiates us from the traditional private label model, and allows us the option of expanding the brands into national and international markets, thereby further building our brand equity. Our direct to consumer channel consists of sales through our tasting rooms, wine clubs and via the internet.

RECENT TRENDS AND EVENTS

Per the Silicon Valley Bank (“SVB”) – “State of the Wine Industry: 2014” and the Q4 2014 Rabobank Wine Quarterly Report, noteworthy trends for the wine industry include:

•	US wine exports grew 2% by volume and 4% by value through the first seven months of calendar year 2014. (Rabobank).

•	Chain accounts, such as grocery stores, are playing an increasingly important role in the wine market and cannot be ignored by brands that hope to achieve scale (Rabobank).

•	Harvest on the west coast was large for the second year (2012 and 2013) in all three states: Washington, Oregon and California. In California we are estimating a 3.94 million ton harvest for calendar year 2014, making it the second largest harvest on record. A third year of record or near record yields will create an oversupply in the industry (SVB).

•	Sales growth in fine wine will likely increase for the first time in three years. Luxury wines and those wines priced between $10 and $18 will likely see the greatest growth in demand in calendar year 2014 (SVB).

•	With one of the driest winters on record following two drought years and a National Oceanic and Atmospheric Administration’s long-range forecast of below normal precipitation in California through end of March 2015, water conditions entering this third year of drought may play a much larger role in planting and production decisions in the fourth quarter of calendar year 2014 (SVB).

•	Direct-to-consumer sales will likely continue as the largest growth channel for most wineries (SVB).

We believe we can continue to grow our business by relying on our competitive strengths, which include our experienced and knowledgeable team, our relationships with the world’s top wine distributors and retailers, and our innovative approach to distribution and brand development. Our business strategy includes: (i) developing innovative products; (ii) building national brands within our existing brand portfolio; (iii) expanding our retail base and distribution channels; (iv) growing our direct to consumer and internet businesses; and (v) developing new ways to engage current and prospective customers and to distribute our wines.

We anticipate our net sales will increase as our existing products and brands gain further acceptance in the marketplace and through our scheduled introduction of new brands and packaging. We expect our cost of goods sold and operating expenses to continue to increase as sales and revenue increase in order to achieve and maintain future profitability. However, we also expect to see operating expenses to decline as a percentage of net sales as we begin to generate and exploit operating leverage.

RECENT DEVELOPMENTS

In August 2014, Safeway expanded its relationship with Truett-Hurst and added three new brands: Bewitched Reserve Pinot Noir, Bewitched Reserve Chardonnay and Stonegate Cabernet Sauvignon.

In September 2014, we announced that Total Wines & More, “America’s Wine Superstore,” will be adding several new Truett Hurst, Inc. products to their wine listings. The latest brands added to their shelves include; Mad Duck Sauvignon Blanc, Inconspicuous Old Vine Lodi Zinfandel, Eden's Eve by Eden Ridge and The One Armed Man, a reserve level of Truett-Hurst's The Fugitive.

In September 2014, we announced that Kroger, with over 2,600 stores under nearly two dozen banners, will be launching Truett Hurst’s California Winecraft project, which provides delicious, single serving ready-to-drink wine based beverages in craft cans patterned on classic mixed wine combinations that are world-wide favorites.

SEASONAL TRENDS

Our sales have historically followed a cyclical trend, with sales being typically higher after a product launch and higher during holidays, especially around the Thanksgiving, Christmas and New Year holidays.

RESULTS OF OPERATIONS

Factors Affecting Our Operating Results

Our net sales are affected by advertising, discounts and promotions, merchandising, packaging and in the wholesale segment, the availability of display space at our retailer customers, all of which have a significant impact on consumers’ buying decisions. Continued growth of our net sales and profits will depend, substantially, on the continued popularity of our new and existing brands, our ability to effectively manage our sales by channel, and our ability to maintain sufficient product supply to meet expected growth in demand.

Our cost of sales for the wholesale and direct to consumer segments includes wine-related inputs, such as grapes and semi-finished bulk wine, bottling materials, such as bottles, capsules, corks and labeling materials, labor and overhead expenses, including inbound and outbound freight, and barrel depreciation.  The internet segment cost of sales is comprised of finished cased wine.

Comparison of the Three-Month Periods Ended September 30, 2014 and 2013

Net Sales

The following table compares net sales by distribution channel:

	Three Month Periods Ended September 30,
	(in thousands, except percentages)
Distribution Channel	2014	2013	Increase (Decrease)	% Change
Wholesale	$4,138	$4,022	$116	3%
Direct to consumer	1,060	928	132	14%
Internet	1,284	436	848	194%
Total net sales	$6,482	$5,386	$1,096	20%

Net sales increased to $6.5 million for the first quarter of FY15 from $5.4 million for the first quarter of FY14, an increase of $1.1 million. Wholesale net sales increased 3% in the first quarter of FY15 compared to prior-year’s first quarter period. We achieved an increase in wholesale sales without the launch of new brands which occurred during the first quarter of FY14.

Direct to consumer net sales increased 14% in the first quarter of FY15 compared to prior-year’s first quarter period. The increase in direct to consumer net sales was primarily due to our continued efforts to grow the channel through wine club sales and tasting room sales. Internet net sales increased 194% for the first quarter of FY15 compared to the prior-year’s first quarter period. Internet net sales increase was attributable to increased website traffic, internet marketing and expanding our customer reach through a new partnership model.

International net sales were $0.4 million and $0.3 million for the three-month periods ended September 30, 2014 and 2013, respectively.

We record sales discounts and depletion allowances as a reduction of sales at the time of sale. For the three-month periods ended September 30, 2014 and 2013, sales discounts and depletion allowances totaled $0.6 million and $0.1 million, respectively.

Cost of Sales

The following table compares cost of sales by distribution channel:

	Three Month Periods Ended September 30,
	(in thousands, except percentages)
Distribution Channel	2014	2013	Increase (Decrease)	% Change
Wholesale	$3,000	$2,967	$33	1%
Direct to consumer	373	371	2	1%
Internet	674	259	415	160%
Total cost of sales	$4,047	$3,597	$450	13%

Our cost of sales increase for the first quarter of FY15 compared to the first quarter of FY14 was attributable to the related increase in sales and sales mix. Total cost of sales was 13% compared to net sales increase of 20% for the first quarter of FY15. The significant change in internet cost of sales was attributable to increased unit sales volume.

Gross Profit / Gross Profit Margin

The following table compares gross profit and gross profit margins by distribution channel:

	Three Month Periods Ended September 30,
	(in thousands, except percentages)
Gross Margin (net sales less COS)	2014	2013	Increase (Decrease)	% Change
Wholesale	$1,138	$1,055	$83	8%
Direct to consumer	687	557	130	23%
Internet	610	177	433	245%
Total gross profit	$2,435	$1,789	$646	36%

	Three Month Periods Ended September 30,
Gross margin percent of net sales	2014	2013	Increase (Decrease)
Wholesale	27.5%	26.2%	1.3%
Direct	64.8%	60.0%	4.8%
Internet	47.5%	40.6%	6.9%

Overall gross margin (perecent of net sales)	37.6%	33.2%	4.4%

Sales and Marketing

Sales and marketing expenses consist primarily of non-production personnel costs, advertising and other marketing promotions. Advertising costs are expensed as incurred. Advertising expense for the three-month periods ended September 30, 2014 and 2013 was $0.03 million and $0.05 million, respectively. Sales and marketing expenses consist of the following:

	Three Month Periods Ended September 30,
	(in thousands, except percentages)
	2014	2013	Increase (Decrease)	% Change
Sales and marketing	$1,565	$1,154	$411	36%

Percentage of net sales	24.1%	21.4%

Sales and marketing expenses increased 36% in the first quarter of FY15 compared to the prior-year’s first quarter period. The increase was attributable to our continued expansion of our brand related programming, promotions and incentives, increased headcount and related personnel expenses, and marketing expenses associated with increased sales.

We report the amounts billed to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as a sales and marketing expense. For the three-month periods ended September 30, 2014 and 2013, shipping costs were $0.3 million and $0.2 million, respectively.

General and Administrative

General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions. General and administrative expenses consist of the following:

	Three Month Periods Ended September 30,
	(in thousands, except percentages)
	2014	2013	Increase (Decrease)	% Change
General and administrative	$943	$736	$207	28%

Percentage of net sales	14.5%	13.7%

General and administrative expense increased 28% for the first quarter of FY15 compared to the prior-year’s quarter period. The increase was attributable to our continued expansion of our infrastructure including increased headcount and related personnel expenses. We are starting to achieve operational leverage as general and administrative expenses decreased as a percent of net sales.

Interest Expense

Interest expense was $0.04 million for the three-month periods ended September 30, 2014 and 2013.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of available cash are from operations, our credit facilities and equity offerings. Our primary cash needs are to fund working capital requirements, including costs associated with (i) the development, release and sale of new brands, (ii) capital expenditures for barrels and other equipment to facilitate increased production, (iii) the repayment of our indebtedness (interest and principal payments) and (iv) operating expenses. Working capital requirements for our wholesale and direct to consumer segments are supported by grapes (grown or purchased), semi-finished bulk wine (purchased under contract or on the spot market), and on a limited basis finished goods procured from international and domestic sources. The actual wine programs and segments in which the grapes and bulk wine procured will be used are not known until our winemaker has completed the winemaking, blending and oak aging production process. It is not possible to accurately assign inventory costs to each segment because the bottled inventory may be sold in multiple segments.

	Three Month Period Ended September 30,		2014 to 2013
	(in thousands, except percentages)
	2014	2013	Inc (Dec)%
Working capital	$14,920	$15,296	$(376)	(2)%
Cash and cash equivalents	$4,752	$5,567	$(815)	(15)%

Our credit facilities, which mature on July 31, 2015, include (a) a revolving line of credit with a maximum commitment of $9.0 million which accrues interest at 1.75% above the London Interbank Offered Rate (“LIBOR”) (b) a capital equipment line with a maximum commitment of a $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows to enter into any spot or forward transaction to purchase from or sell to our bank a foreign currency. We did not use the foreign exchange facility during the three month period ended September 30, 2014. The outstanding balances on the components of the credit facilities are:

	September 30, 2014	June 30, 2014
	(in thousands)
Credit Facilities
Line of credit	$8,947	$8,648
Equipment line of credit	108	37
Total credit facilities	$9,055	$8,685

The credit facilities are collateralized by substantially all of our assets and access to availability is subject to compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), a debt to effective tangible net worth ratio (measured quarterly) and a debt service coverage ratio (measured annually at our fiscal year end). We were in compliance in all material aspects with all such covenants at September 30, 2014.

We believe that our cash position, net cash provided by operating activities in coming periods, and our current credit facilities will be adequate to finance working capital and operations needs for at least the next twelve months. We may, however, require additional liquidity as we continue to execute our business strategy. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity, although no assurance can be given that such forms of capital will be available to us at all, or if available on terms which are acceptable to us, at such time.

Cash Flows

Operating Activities

Net cash used in operating activities decreased $1.0 million to $0.7 million from $1.7 million for the three-month periods ended September 30, 2014 and 2013, respectively. The significant changes in cash flows used in operating activities is attributable to the net loss, increase in inventories, increase in accounts payable and accrued expenses and an increase in accounts receivable. Due to the seasonal nature of the harvest, our first fiscal quarter requires a significant increase in working capital which is not typically required in subsequent quarters of a given fiscal year.

Investing Activities

Net cash used in investing activities increased $0.1 million to $0.4 million from $0.3 million for the three-month ended periods ended September 30, 2014 and 2013, respectively.  The significant changes in cash flows used in investing activities was attributable to an increase in property and equipment purchases.

Financing Activities

Net cash provided by financing activities was $0.3 million for the three-month period ended September 30, 2014 compared to the net cash used by financing activities of $0.9 million for the three-month period ended September 30, 2013. The significant changes in cash flows provided by financing activities is attributable to proceeds from borrowings and advances from related parties for grapes.

Contractual Obligations and Commitments

Financing Agreements

Our primary sources of indebtedness are loans provided by our bank. Since June 30, 2014, there have been no material changes with respect to our loans or guarantees as disclosed in the “Notes to the Financial Statements – Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. We were in compliance in all material aspects with all covenants at September 30, 2014.

Concentration of Credit Risk and Off-Balance Sheet Arrangements

We maintain our cash with highly rated credit institutions. Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business maintain cash balances in excess of federally insured limits.

Our accounts receivable consists primarily of trade receivables from customers. We review accounts receivable regularly and make estimates for an allowance when there is doubt as to the collectability of individual balances. Our accounts receivable credit risk is not concentrated within any one geographic area or customer group. We believe our accounts receivable credit risk exposure is limited and we have not experienced material charge offs.

Off-Balance Sheet Arrangements

We do not have off-balance sheet risks related to foreign exchange contracts, option contracts or other foreign hedging arrangements.

We lease a winery, tasting room facility, office space and certain office equipment. We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements with third parties and related party growers. The following table presents future minimum inventory commitments as of September 30, 2014:

Third
Years ending June 30:	Parties
(in thousands)
2015	$4,127
2016	575
Totals	$4,702

Our related party commitments were fulfilled during the first quarter of fiscal 2015; however, we may enter into new related party commitments in the ordinary course of business.

At September 30, 2014, total future purchase commitments for finished goods (including paper bottles) total approximately $7.0 million and are expected to be fulfilled during fiscal 2015 to 2017.

Effects of Inflation and Changing Prices

Our results of operations and financial condition have not been materially affected by inflation and changing prices. We intend to pass along rising costs through increased selling prices, subject to normal competitive conditions. There can be no assurances, however, that we will be able to pass along rising costs through increased selling prices effectively. In addition, we continue to identify on-going cost savings initiatives.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and we do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective and provide reasonable assurance, as of the end of the period covered by this report, that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely discussions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, cannot provide absolute assurance due to its inherent limitations: it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human or other failures. A control system also can be circumvented in various ways, including, without limitation, by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, including, without limitation, unintentional errors or fraud. Because these inherent limitations are known features of the financial reporting process, it is possible to design and implement process safeguards to reduce such risk, however, such risk cannot be completely eliminated. As such, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all misstatements, including without limitation, unintentional errors and fraud.

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

ITEM 1A. RISK FACTORS.

There have been no material changes in information regarding our risk factors as described in Item 1A of our Form 10-K as filed with the SEC on September 29, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 13th day of November, 2014.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	November 13, 2014

Phillip L. Hurst
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Forgue	November 13, 2014

Paul Forgue
Chief Financial Officer & Chief Operations Officer
(Principal Financial/Accounting Officer)

