Form 10-Q
period 2014-12-31
Truett-Hurst, Inc.
filed 2015-02-13
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-35973

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class A	Number of Shares Outstanding
Common stock, $0.001 par value per share	3,847,986

TRUETT-HURST INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2014	June 30, 2014
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$2,913	$5,567
Accounts receivable	2,294	3,300
Inventories	21,952	17,179
Bulk wine deposit	-	1,424
Other current assets	162	161
Total current assets	27,321	27,631

Property and equipment, net	5,931	5,553
Goodwill	134	134
Intangible assets, net	753	629
Other assets, net	418	381
Total assets	$34,557	$34,328

LIABILITIES and EQUITY

Current liabilities:
Credit facilities	$8,457	$8,685
Accounts payable and accrued expenses	3,474	3,194
Accrual for sales returns	582	-
Due to related parties	363	56
Related party note	31	67
Current maturities of long-term debt	400	333
Total current liabilities	13,307	12,335

Deferred rent liability	37	48
Long-term debt, net of current maturities	3,418	3,527
Total liabilities	16,762	15,910

Commitments and contingencies (Note 5)

Stockholders' equity
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized and zero issued and outstanding at December 31, 2014 and June 30, 2014	-	-
Class A common stock, par value of $0.001 per share, 15,000,000 authorized and 3,847,986 issued and outstanding at December 31, 2014 and 3,750,472 issued and outstanding at June 30, 2014	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized and 9 issued and outstanding at December 31, 2014 and June 30, 2014	-	-
Additional paid-in capital	14,401	14,057
Accumulated deficit	(4,569)	(3,995)
Total Truett-Hurst, Inc. stockholders' equity	9,836	10,066
Non-controlling interests	7,959	8,352
Total equity	17,795	18,418
Total liabilities and equity	$34,557	$34,328

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	December 31,		December 31,
	2014	2013	2014	2013

Sales	$6,732	$6,141	$13,346	$11,677
Less excise tax	(168)	(145)	(300)	(295)
Net sales	6,564	5,996	13,046	11,382

Cost of sales	4,565	3,875	8,612	7,472

Gross profit	1,999	2,121	4,434	3,910

Operating expenses:
Sales and marketing	1,858	1,399	3,423	2,553
General and administrative	812	588	1,755	1,324
Bulk wine sales, net gain	-	(1)	-	(1)
Loss on disposal of assets	-	-	2	-
Total operating expenses	2,670	1,986	5,180	3,876
(Loss) income from operations	(671)	135	(746)	34
Other (expense) income:
Interest expense, net	(69)	(39)	(133)	(81)
Other	(77)	47	(86)	30
Total other (expense) income	(146)	8	(219)	(51)
(Loss) income before income taxes	(817)	143	(965)	(17)
Income tax expense	-	32	2	11
Net (loss) income before non-controlling interests	(817)	111	(967)	(28)
Net income (loss) attributable to non-controlling interest: The Wine Spies, LLC	49	(37)	86	(61)
Net (loss) income attributable to Truett-Hurst, Inc. and H.D.D. LLC	(866)	148	(1,053)	33
Less: Net (loss) income attributable to non-controlling interest: H.D.D. LLC	(392)	108	(479)	26
Net (loss) income attributable to Truett-Hurst, Inc.	$(474)	$40	$(574)	$7

Basic net (loss) income per share	$(0.13)	$0.01	$(0.15)	$0.00
Diluted net (loss) income per share	$(0.13)	$0.01	$(0.15)	$0.00

Basic weighted average shares outstanding	3,786,712	2,700,462	3,768,592	2,700,230
Diluted weighted average shares outstanding	3,786,712	2,947,390	3,768,592	2,947,158

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-Month Periods Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss before non-controlling interests	$(967)	$(28)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317	257
Deferred rent	(11)	1
Deferred taxes	-	11
Loss (gain) on fair value of interest rate swap	49	(48)
Loss on disposal of asset	2	-
Stock-based compensation	345	202

Changes in operating assets and liabilities, net
Accounts receivable	1,006	259
Inventories	(4,773)	(4,128)
Bulk wine deposit	1,424	-
Other current assets	(50)	(365)
Accounts payable and accrued expenses	280	(372)
Accrual for sales returns	582	-
Net cash used in operating activities	(1,796)	(4,211)

Cash flows from investing activities:
Acquisition of property and equipment	(597)	(465)
Acquisition of intangible and other assets	(138)	(126)
Net cash used in investing activities	(735)	(591)

Cash flows from financing activities:
Net (payments on) proceeds from line of credit	(228)	383
Net proceeds from related parties	271	675
Payments on long-term debt	(166)	(124)
Net cash (used in) provided by financing activities	(123)	934

Net decrease in cash	(2,654)	(3,868)
Cash at beginning of period	5,567	11,367
Cash at end of period	$2,913	$7,499

Supplemental disclosure of cash flow information:
Cash paid for interest	$120	$92

Supplemental disclosure of non-cash transactions
Seller-financed acquisition of trademark	$170	$-

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARIES

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

Certain reclassifications have been made to the prior period unaudited condensed consolidated financial statements to conform to the current period presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Quantities or results referred to as “to date” or “as of this date” mean as of or to December 31, 2014, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year.

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

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 2 – INVENTORIES

Inventories consist of the following:

	December 31, 2014	June 30, 2014
	( in thousands)

Grapes, bulk wine, and capitalized cultural costs	$8,260	$5,499
Bottled wine	13,206	11,285
Bottling materials and other	486	395
Total inventories	$21,952	$17,179

NOTE 3 – PROPERTY AND EQUIPMENT, net

Property and equipment consists of the following:

	December 31, 2014	June 30, 2014
	( in thousands)

Land and land improvements	$2,804	$2,804
Building and improvements	1,797	1,756
Machinery and equipment	1,783	1,233
Vineyard development	353	353
Vineyard equipment	327	327
Furniture and fixtures	256	256
Leasehold improvements	120	117
Vehicles	93	93
	7,533	6,939
Less accumulated depreciation	(1,602)	(1,386)

Total property and equipment, net	$5,931	$5,553

Total depreciation was $0.1 million and $0.2 million for the three-month and six-month periods of FY15 compared to $0.1 million and $0.09 million for the same prior-year periods of FY14, respectively.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 4 – INTANGIBLE ASSETS AND OTHER ASSETS, net

Intangible asset balances are summarized as follows:

	December 31, 2014	June 30, 2014
	( in thousands)
Finite lives:
Customer lists	$213	$213
Trademarks	169	169
Proprietary technology	95	95
Non-compete agreement	38	38
Patent	44	42
	559	557
Less accumulated amortization	(239)	(189)

	320	368
Indefinite lives:
Trademarks	433	261

Total intangible assets, net	$753	$629

Other assets balances are summarized as follows:

	December 31, 2014	June 30, 2014
	( in thousands)

Label design costs	$333	$247
Loan fees	18	18
Lease costs - related party	23	23
Software	144	144
Website design costs	57	55
Other	1	1
	576	488
Less accumulated amortization	(158)	(107)

Total other assets, net	$418	$381

Total amortization expense of intangible assets and other assets was $0.05 million and $0.1 million for the three-month and six-month periods of FY15 compared to $0.03 million and $0.07 million for the same prior-year periods of FY14, respectively. The following table presents the expected future amortization expense for intangibles and other assets at December 31, 2014:

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 4 – INTANGIBLE ASSETS AND OTHER ASSETS, net, continued

Years ending June 30:
( in thousands)
2015 (remaining six months)	$108
2016	212
2017	144
2018	112
2019	66
Thereafter	96

Total future amortization expense	$738

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Leases

In February 2011, we entered into a lease agreement for a tasting room and winery. The lease is for five years, commencing on March 1, 2011 and ending on February 29, 2016, and contains one option to extend for an additional period of five years. We have the right of first refusal in the event the lessor desires to sell the leased property. Beginning on September 1, 2012 and annually thereafter, tasting room and winery rent is increased by 3%. Additionally, the winery rent is increased if actual case production exceeds a specified number of cases. Current and anticipated production levels are below this minimum and as such the winery rent increase is controlled by the annual 3% increase clause. Lease expense is accounted for on a straight-line basis.

In October 2013, we entered into a lease agreement for administrative office space. The lease commenced on October 15, 2013 and ends on October 31, 2016, and contains three one-year renewal options with adjustment to market rents.

Lease payments for these facilities was $0.08 million and $0.2 million for the three-month and six-month periods of FY15 compared to $0.07 million and $0.1 million for the three-month and six-month periods of FY14, respectively. At December 31, 2014, future lease payment commitments totaled approximately $0.4 million.

Credit Facilities and Notes Payable

Since June 30, 2014, there have been no material changes with respect to our credit facilities and/or borrowings as disclosed in the “Notes to the Financial Statements – Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

The credit facilities, which mature on July 31, 2015, include (a) a revolving line of credit with a maximum commitment of $9.0 million which accrues interest at 1.75% above the London Interbank Offered Rate (“LIBOR”), (b) a capital equipment line with a maximum commitment of $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows to enter into any spot or forward transaction to purchase from or sell to our bank a foreign currency. We did not use the foreign exchange facility during the six-month period ended December 31, 2014. As of December 31, 2014 we had availability under our revolving credit facility of $1.0 million. The outstanding balances on the components of the credit facilities are:

	December 31, 2014	June 30, 2014
	( in thousands)
Credit Facilities
Line of credit	$7,957	$8,648
Equipment line of credit	500	37
Total credit facilities	$8,457	$8,685

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES, continued

The credit facilities are secured by a pledge of substantially all of our assets and availability is subject to compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), a debt to effective tangible net worth ratio (measured quarterly) and a debt service coverage ratio (measured annually at our fiscal year end). We were in compliance in all material aspects with all such covenants at December 31, 2014. We are currently working with our lender and we believe that we will be able to renew our credit facilities prior to July 15, 2015 or obtain adequate alternative financing.

Borrowings consisted of the following:

	December 31, 2014		June 30, 2014
	( in thousands, except payments in footnotes)
Long term debt:
Note 1	(1)	$3,054	$3,122
Note 2	(2)	46	70
Note 3	(3)	228	263
Note 4	(4)	366	405
Note 5	(5)	124	-
Total notes payable		3,818	3,860
Less LTD current maturities		(400)	(333)
Total long term debt		$3,418	$3,527

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.

(2)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $4,226, matures November 1, 2015 at 3.75% interest.

(3)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures January 15, 2018 at 3.75% interest.

(4)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 1, 2019; at 3.75% interest.

(5)	On November 30, 2014, we acquired the unrestricted use of the Stonegate trademark in exchange for a trademark release payment which is to be made over time and is accounted for as a note payable. The note payable has three equal installments: a) within five days of November 30, 2014, b) on October 15, 2015, and c) on July 31, 2016. The note does not accrue interest outstanding on the principal. An imputed interest rate of 5.5% was assessed under GAAP and the impact was considered immaterial.

Future principal and interest payments for the long-term debt as of December 31, 2014 are as follows:

Years ending June 30:
( in thousands)
2015 (remaining six months)	$178
2016	368
2017	353
2018	269
2019	204
Thereafter	2,446
3,818
Add: Estimated interest	804
Total	$4,622

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES, continued

Related Party Note

Since June 30, 2014, there have been no material changes with respect to our related party loan as disclosed in the “Notes to the Consolidated Financial Statements – Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The future principal and interest payments for the related party note as of December 31, 2014, consists of the following:

		December 31, 2014	June 30, 2014
		( in thousands, except payments in footnotes)
Related party note:
Note	(1)	$31	$67
Less current maturities		(31)	(67)
Total related party note		$-	$-

(1)	Note payable to a member for the repurchase of a certain percentage of their ownership interest in the LLC; pursuant to exercise of put right; unsecured; payable monthly in principal and interest payments of $6,245; matures in May 2015, at which time a lump sum payment for any remaining principal and interest is due; fixed interest rate of 4.5%.

Supply Contract

At December 31, 2014, total future purchase commitments for finished goods total approximately $4.5 million and are expected to be fulfilled during fiscal 2015 to 2017. Due to inabilities of our paper bottle supplier to meet their contractual commitments we no longer have any long term purchase commitments for paper bottles.

We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements with third parties and related party growers. Future minimum inventory commitments are as follows:

Third
Years ending June 30:	Parties
(in thousands)
2015	$4,127
2016	575
Totals	$4,702

There were no related party commitments as of December 31, 2014. Our related party commitments were fulfilled during our first quarter of FY15; however, we may enter into new related party commitments in the ordinary course of business.

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

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES, continued

Exchange Agreement

Prior to the completion of the IPO, we entered into an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers. Under the exchange agreement, each existing owner (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at our election. As a holder exchanges their LLC Units, our interest in the LLC will be correspondingly increased. During FY14, certain members exchanged 0.9 million LLC units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement. As of December 31, 2014, certain LLC members have exchanged a cumulative total of 1.02 million LLC units, on a one-for-one basis, for shares of our Class A common stock, under the exchange agreement. See Note 8 – Stockholders’ Equity for the total LLC units conveted during the second quarter of FY15.

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

H.D.D. LLC intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of LLC Units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of H.D.D. LLC at the time of an exchange of LLC Units. As a result of these exchanges, THI will become entitled to a proportionate share of the existing tax basis of the assets of H.D.D. LLC. In addition, the purchase of LLC Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of H.D.D. LLC that otherwise would not have been available.

Both this proportionate share and these increases in tax basis may reduce the amount of tax that THI would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

During the second quarter of FY15, we recorded deferred tax assets of $0.3 million related to the exchange of .08 million LLC units for an equal amount of THI Class A common stock. As of December 31, 2014, we recorded a $0.3 million long-term liability due to LLC unit holders who converted their units to shares which represents 90% of the estimated tax benefits and $0.03 million for the difference in the recorded deferred tax asset and computed TRA liability and recorded as an adjustment to equity. As of December 31 2014, we recorded a valuation allowance on our deferred tax assets for $0.3 million as it was determined that it was more likely than not that the tax benefits would not be realized which resulted in corresponding adjustments to the TRA liability and equity as mentioned above.

Indemnification

From time to time we enter into certain types of contracts that contingently require us to indemnify various parties against claims from third parties.  These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises, (ii) certain agreements with our officers, directors, and employees, under which we may be required to indemnify such persons for liabilities arising out of their relationship with the us, (iii) contracts under which we may be required to indemnify customers against third-party claims that our product infringes a patent, copyright, or other intellectual property right, and (iv) procurement or license agreements, under which we may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from our acts or omissions with respect to the supplied products or technology.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES, continued

Generally, a maximum obligation under these contracts is not explicitly stated.  Because the specific amounts associated with these types of agreements are stated, the overall maximum amount of the obligation cannot be reasonably estimated.  Historically, we have not been required to make payments under these obligations, and no liabilities have been recorded at December 31, 2014 and June 30, 2014, for these obligations on our balance sheets.

NOTE 6 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2014	June 30, 2014
	( in thousands)
Accounts payable	$2,376	$2,746
Accrued bulk purchases	111	-
Other accrued	347	107
Commission	168	163
Distributor obligations	319	29
Personnel	145	114
Professional fees	8	35
Total accounts payable and accrued expenses	$3,474	$3,194

NOTE 7 – STOCK-BASED COMPENSATION

Equity Incentive Plan

On February 4, 2013, we granted restricted stock to an independent contractor who serves as our Creative Director. The award vests over three years, and had a fair value at the date of grant of $0.9 million for a 5% interest in the LLC. We record the fair value and recognize the associated expense per FASB ASC Subtopic 505-50, Equity — Equity Based Payments to Non-Employees which defines the measurement date as the earlier of the date at which the commitment for performance is reached, or the date at which the performance is complete is the day that the fair value of the equity award is expensed. The grant date fair value of restricted stock awards, to non-employees, is recognized as compensation cost, on a straight-line basis over the three-year vesting period, and are subject to periodic market adjustments as the underlying equity instruments vests. As of December 31, 2014, the stock was valued at $1.1 million, we recognized $0.7 million in cumulative expense and had $0.4 million of unrecognized stock compensation expense related to the non-vested restricted stock award that is expected to be recognized over a weighted average period of approximately 1.10 years.

On December 9, 2013, we granted restricted stock to certain directors of our company which vests over three years and has a fair value at date of grant of $0.03 million. The fair value of restricted stock was measured on the date of grant using the price of the Company’s common stock on grant date and is recognized as compensation cost, on a straight-line basis over the three-year vesting period. As of December 31, 2014, we reduced the vesting term to two years to match the director’s term and recognized $0.01 million in cumulative expense and had $0.02 million of unrecognized stock compensation expense related to the non-vested restricted stock award that is expected to be recognized over a weighted average period of approximately .94 years.

On June 25, 2014, we granted stock options to our Chief Financial Officer/Chief Operations Officer which vest over four years and had a fair value at date of grant of $0.4 million. We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The expected life assumptions for employee grants are based upon the simplified method, which averages the contractual term of the options of ten years with the average vesting term of four years for an average of six years. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The fair value of the stock option is recognized as compensation cost, on a straight-line basis over the four-year vesting period. As of December 31, 2014, we recognized $0.05 million in cumulative expense and had $0.4 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 3.48 years.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 7 – STOCK-BASED COMPENSATION, continued

On June 25, 2014, we granted restricted stock units to our Chief Financial Officer/Chief Operations Officer which vest over four years and had a fair value at date of grant of $0.4 million. The grant date fair value of RSU awards is recognized as compensation cost, on a straight-line basis over the four-year vesting period. As of December 31, 2014, we recognized $0.06 million in cumulative expense and there was $0.4 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 3.48 years.

On November 20, 2014, during our annual stockholders meeting, our stockholders approved an amendment to our 2012 Stock Incentive Plan (“2012 Plan”), to increase the number of shares of Class A common stock reserved for issuance under the 2012 Plan by 0.7 million shares or from 0.3 million shares to 1.0 million shares.

On December 15, 2014, we granted restricted stock to certain directors of our company which vested immediately upon grant and had a fair value at date of grant of $0.05 million. The fair value of restricted stock was measured on the date of grant using the price of the Company’s common stock on grant date and was recognized as compensation expense upon grant. As of December 31, 2014, there was no unrecognized stock compensation expense related to the grant.

On December 15, 2014, we granted restricted stock to certain directors of our company which vests over one year and has a fair value at date of grant of $0.06 million. The fair value of restricted stock was measured on the date of grant using the price of the Company’s common stock on grant date and is recognized as compensation cost, on a straight-line basis over the one-year vesting period. As of December 31, 2014, recognized cumulative expense was immaterial and there was $0.05 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately .96 years.

On December 15, 2014, we granted restricted stock to a director of our company which vests over three years and has a fair value at date of grant of $0.03 million. The fair value of restricted stock was measured on the date of grant using the price of the Company’s common stock on grant date and is recognized as compensation cost, on a straight-line basis over the one-year vesting period. As of December 31, 2014, recognized cumulative expense was immaterial and there was $0.03 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 2.96 years.

A summary of our restricted stock award activity is presented below:

Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at June 30, 2014	148,928	$4.89
Granted	35,201	3.80
Vested	(16,800)	3.72
Forfeited, canceled or expired	-
Outstanding at December 31, 2014	167,329	$5.26

The following table summarizes stock-based compensation included in our unaudited condensed consolidated statements of operations for the three-month and six-month periods of FY15 and FY14, respectively:

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 7 – STOCK-BASED COMPENSATION, continued

	Three-Month Periods Ended		Six-Month Periods Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	( in thousands)
Sales and marketing	$100	$78	$184	$184
General and administrative	105	9	161	18
Total stock-based compensation	$205	$87	$345	$202

NOTE 8 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

At our annual stockholders meeting on November 20, 2014, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of our Class A common stock from 7.0 million shares to 15.0 million shares.

LLC Units

During the second quarter of FY15, certain LLC members converted $0.08 million LLC units for an equal amount of our Class A common stock. The following table presents the changes in the LLC units and the non-controlling interests in the LLC:

	Members LLC Units	THI Units	Total Units	LLC Member %	Company %	Total %
	(share data and percentages not in thousands)
Balance as of June 30, 2013	4,102,644	2,700,000	6,802,644	60.3%	39.7%	100%
LLC units converted FY14Q3	(815,778)	815,778	-	-12.0%	12.0%	0%
LLC units converted FY14Q4	(122,694)	122,694	-	-1.8%	1.8%	0%
Balance as of June 30, 2014	3,164,172	3,638,472	6,802,644	46.5%	53.5%	100%
LLC units converted FY15Q2	(80,712)	80,712	-	-1.2%	1.2%	0%
Balance as of December 31, 2014	3,083,460	3,719,184	6,802,644	45.3%	54.7%	100%

Until November 17, 2014, we were a controlled company because our existing owners controlled 53.2% of the voting power of our outstanding Class A common stock and 100% of the voting power of our outstanding Class B common stock and had agreed to vote their shares of common stock together as a group. As a result of a certain member terminating the voting agreement and LLC unit conversions, the existing owners own approximately 45.3% of our outstanding common stock, and therefore, we are no longer a “controlled company” within the meaning of the NASDAQ Capital Marketplace rules and, thus, are required to have a board of directors comprised of a majority of independent directors and nominating and compensation committees composed entirely of independent directors within one year of the date on which we cease to be a controlled company.

NOTE 9 - NET LOSS PER SHARE and EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for three-month and six-month periods of FY15:

	Three-Month Period Ended	Six-Month Period Ended
	December 31, 2014	December 31, 2014
	( in thousands, except share data)

Net loss attributable to Truett-Hurst, Inc.	$(474)	$(574)

Loss Per Share
Basic & dilutive Class A common share-weighted average shares	3,786,712	3,768,592

Basic and diluted loss per share	$(0.13)	$(0.15)

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 9 - NET LOSS PER SHARE and EARNINGS PER SHARE, continued

Basic net loss per share is computed by dividing net loss attributable to us, by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including convertible LLC units and equity incentive shares. The assumed exchange of 3.1 million LLC units for Class A common stock and the vesting of 0.4 million equity incentive shares have been excluded from the diluted loss per share because they are expected to have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net income per common share for three-month and six-month periods of FY14:

	Three-Month Period Ended	Six-Month Period Ended
	December 31, 2013	December 31, 2013
	( in thousands, except share data)

Net income attributable to Truett-Hurst, Inc.	$40	$7

Earnings Per Share
Basic weighted average shares outstanding	2,700,462	2,700,230
Diluted weighted average shares outstanding	2,947,390	2,947,158

Basic net income per share	$0.01	$0.00
Diluted net income per share	$0.01	$0.00

For FY14, an aggregate of 0.2 million restricted stock were granted to certain employees, non-employees and members of the board of directors and were included in the computation of diluted earnings per common share. The shares of Class B common stock do not share in our earnings and therefore are not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

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

In October 2012, we executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and Ten-year Treasury interest rates, and therefore has been categorized as Level 2. Level 2 is defined as inputs other than quoted prices in active markets that are observable either directly or indirectly in active markets. This derivative is not designated as a hedging instrument and has been recorded at fair value on our consolidated balance sheets. Changes in the fair value of this instrument have been recognized in our consolidated statements of operations in other income (expense). The following tables set forth our interest rate swap fair values at December 31, 2014 and at June 30, 2014:

	Fair Value Measurements at Reporting Date
	(in thousands)
	Fair Value as of December 31, 2014	Significant Other Observable Inputs
		(Level 2)
Assets
Interest rate swap (1)	$17	$17
Total	$17	$17

(1) Included in "Other Current Assets" in the Balance Sheet.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

	Fair Value Measurements at Reporting Date
	(in thousands)
	Fair Value as of June 30, 2014	Significant Other Observable Inputs
		(Level 2)
Assets
Interest rate swap (1)	$66	$66
Total	$66	$66

(1) Included in "Other Current Assets" in the Balance Sheet.

NOTE 11 – TAXES

The effective tax rate for both the three-month and six-month periods of FY15 was 0% due to the company recording a full valuation allowance in each period. In the three-month and six-month periods of FY15, we had a tax benefit of $0.2 million against which we recorded a corresponding valuation allowance. The tax provision for the current year period is based on an estimate of our annualized income tax rate. Our effective tax rate includes a rate benefit attributable to the fact our subsidiaries operate as a limited liability company which is not subject to federal or state income tax.  Accordingly, a portion of our earnings are not subject to corporate level taxes.

We had no unrecognized tax benefits for the three-month and six-month periods of FY15 and did not incur any income tax related interest expense or penalties related to uncertain tax positions.

NOTE 12 – OUT-OF-DATE PRODUCT

In January 2015, we were notified by a large national retailer that inventory of Paper Boy product on their shelves had partially oxidized. Our terms of sale provide for limited rights of return only in circumstances where products are not merchantable due to quality deficiencies. We determined that Paper Boy’s shelf life met the quality specifications for the product, which are consistent with other similar products in the market, and, therefore, we did not have a contractual obligation to accept returns of, or to replace, the product. However, on a one time basis we agreed to work with the retailer to remove expired product.

We contacted our distributors throughout the country to remind them of the finite shelf life of Paper Boy and to instruct them to dispose of any out-of-date product so that consumers were not sold expired product. While we believe we have no contractual liability for costs associated with the destruction of the out-of-date inventory, we anticipate providing limited financial support to certain of our largest distributors. Finally, we have reviewed our inventory and have written off the expired Paper Boy finished goods inventory in our warehouse in the amount of $0.2 million.

Consistent with ASC 450, we have established an accrual for the estimated probable loss associated with our role in dealing with the out-of-date product, net of recoveries. The amounts recorded on our condensed consolidated statement of operations is set forth below:

	Three-Month Period Ended	Six-Month Period Ended
	December 31, 2014
	(in thousands)

Net revenue	$582	$582
Cost of sales	209	209
Total	$791	$791

The reduction to net sales is the estimated return credit we anticipate providing associated with clearing affected product from retailer and distributor inventories. The increase in cost of sales consists of the write off of unsold inventory of the expired product from our finished goods inventories. We estimate our reasonably possible loss in excess of amounts accrued to be $0.2 million at December 31, 2014.

As previously disclosed, we have been working with a California based company that is developing a replacement bottle to be used for our Paper Boy brand. As of the date of this report, the supplier has been unable to provide bottles that meet our quality standards. Until such time as the manufacturer can consistently supply bottles that meet our quality standards we are unable to produce new Paper Boy inventory to fulfill orders. Sales of Paper Boy represented less than 8% of net sales in FY14 and less than 1% of net sales for the six-month period ended December 31, 2014.

NOTE 13 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

Net Sales

The following table reflects net sales, cost of sales and gross margin percentage by segment for the three-month and six-month periods of FY15 and FY14:

	Three-Month Periods Ended		Six-Month Periods Ended
Net Sales	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	( in thousands)
Wholesale	$3,544	$4,357	$7,682	$8,379
Direct to consumer	1,382	1,091	2,442	2,019
Internet	1,638	548	2,922	984
Total net sales	$6,564	$5,996	$13,046	$11,382

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 13 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION, continued

	Three-Month Periods Ended		Six-Month Periods Ended
Cost of sales	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	( in thousands)
Wholesale	$3,214	$3,078	$6,214	$6,044
Direct to consumer	524	433	897	804
Internet	827	364	1,501	624
Total cost of sales	$4,565	$3,875	$8,612	$7,472

	Three-Month Periods Ended		Six-Month Periods Ended
Gross Margin Percentage	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Wholesale	9.3%	29.4%	19.1%	27.9%
Direct to consumer	62.1%	60.3%	63.3%	60.2%
Internet	49.5%	33.6%	48.6%	36.6%

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

					Percent of Total
	Percent of Total Net Sales				Accounts Receivable
	Three-Month Periods Ended		Six-Month Periods Ended
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013

Customer A	42%	34%	32%	28%	52%	31%
Customer B	14%	24%	28%	32%	13%	29%
Customer C	9%	8%	7%	8%	3%	-
Customer D	5%	6%	6%	6%	2%	6%
Customer E	4%	7%	4%	7%	3%	8%
Customer F	3%	-	3%	-	2%	-
Customer G	3%	2%	2%	1%	7%	4%
Customer H	3%	3%	2%	2%	-	3%
Customer I	2%	2%	1%	1%	5%	3%

International sales were $0.5 million and $0.9 million for the three-month and six-month periods of FY15, compared to $0.4 million and $0.7 million of FY14, respectively.

NOTE 14 – SUBSEQUENT EVENTS

We have evaluated all subsequent event activity through the issue date of these condensed consolidated financial statements and concluded that other than as disclosed herein no additional subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements include the results of Truett-Hurst, Inc. and its subsidiaries: H.D.D. LLC (“LLC”) and its consolidated subsidiary, The Wine Spies, LLC (“Wine Spies”) (collectively, “we,” “Truett-Hurst,” “our,” “us,” or “the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. The disclosures do not include all the information necessary for audited financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on September 29, 2014. In the opinion of our management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances have been eliminated. Unless otherwise indicated, the notes to the unaudited consolidated financial statements relate to the discussion of our continuing operations. Our condensed consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries and the portion of equity in a consolidated subsidiary that is not attributable to us, directly or indirectly, is presented as non-controlling interests.

Quantities or results referred to as “to date” or “as of this date” mean as of or to December 31, 2014, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year.

Certain reclassifications have been made to the prior period unaudited condensed consolidated financial statements to conform to the current period presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

OVERVIEW OF BUSINESS

We produce and sell wines from $7 to $50 per bottle. The wine we make generally comes from grapes grown on our estate vineyards or purchased from California based growers. In addition we purchase semi-finished bulk wine opportunistically on the spot market and under contract. On a more limited basis, we also purchase finished goods from both foreign and domestic producers. We are headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. Our wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Syrah, Merlot, and Cabernet Sauvignon and are sold across a number of price points via three distinct distribution channels: three-tier, direct to consumer and internet. We own, design and develop our brands, including those developed and sold on a retailer exclusive basis. Our brands are differentiated and marketed through innovative packaging and label designs.

Wine sales in our three-tier channel are sold to distributors with programs available to the broad market (domestic and international) or to specific retailers on an exclusive basis. Through our retailer exclusive brand model we work collaboratively with our retail partners to develop innovative brands which resonate with their customers, to increase consumer store traffic and to grow sales. Our retail exclusive model allows us to own the brands we create, which we believe differentiates us from the traditional private label model, and allows us the option of expanding the brands into national and international markets, thereby further building our brand equity. Our direct to consumer channel consists of sales through our tasting rooms, wine clubs and via the internet.

RECENT TRENDS AND EVENTS

Per the Silicon Valley Bank (“SVB”) – “2014 Annual Wine Conditions Survey” and the EJ Gallo’s (“EJ”) “Top Ten Snapshots of the American Wine Consumer”, noteworthy trends for the wine industry include:

•	82% of wineries reported overall financial health of “good” or better for 2014. This is up 7% over the previous year. This trend is expected to continue as the grapes from three strong harvests (2012, 2013, and 2014) make their way into the market (SVB).

•	Wine sales continue to be dominated by the Baby Boomer generation contributing to 44% of all sales with Gen-X’ers coming in at 29%. Three year trends indicate little change amongst the generational buyers in the market today (SVB).

•	Younger wine drinkers are eager to experiment by mixing up the traditional wine glass and serving styles with wine cocktail and other wine mixes (EJ).

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

We anticipate our net sales will increase as our existing products and brands gain further acceptance in the marketplace and through our scheduled introduction of new brands and packaging. We expect our cost of goods sold and operating expenses to continue to increase as sales and revenue increase in order to achieve and maintain future profitability. However, we also expect to see operating expenses decline as a percentage of net sales as we begin to generate and exploit operating leverage.

RECENT DEVELOPMENTS

We typically rely on large national distributors to sell our product to the wholesale market, manage wholesale inventory and promote actively and diligently the sale of our products to retail establishments both on and off premise. We establish sales goals for each product, which are agreed to by the distributor. These sales goals inform our sales expectations and associated product production decisions. As is standard in our industry, our terms of sale do not allow for a right of return once an item is purchased by a distributor regardless of the expected shelf life of a product unless there are quality deficiencies. Responsibility for managing inventory levels and selling product through retail is the distributor’s responsibility.

As discussed in Note 12 to the condensed consolidated financial statements, in January 2015, we were notified by a large national retailer that inventory of Paper Boy product on their shelves had partially oxidized. Our terms of sale provide for limited rights of return only in circumstances where products are not merchantable due to quality deficiencies. We determined that Paper Boy’s shelf life met the quality specifications for the product, which are consistent with other similar products in the market, and, therefore, we did not have a contractual obligation to accept returns of, or to replace, the product. However, on a one time basis we agreed to work with the retailer to remove expired product.

We contacted our distributors throughout the country to remind them of the finite shelf life of Paper Boy and to instruct them to dispose of any out-of-date product so that consumers were not sold expired product. While we believe we have no contractual liability for costs associated with the destruction of the out-of-date inventory, we anticipate providing limited financial support to certain of our largest distributors. Finally, we have reviewed our inventory and have written off the expired Paper Boy finished goods inventory in our warehouse.

In response to this issue, we have established a more formal and regular notification protocol for shelf life expiration dates. We monitor depletions from distributor inventories to ensure that our products are sold through without nearing their product expiration dates. We also intend to continue monitoring distributor performance against agreed upon sales goals and to adjust our production quantities particularly as we add products with shorter shelf lives like Paper Boy and our new California Winecraft can product.

As previously disclosed, we have been working with a California based company that is developing a replacement bottle to be used for our Paper Boy brand. As of the date of this report, the supplier has been unable to provide bottles that meet our quality standards. Until such time as the manufacturer can consistently supply bottles that meet our quality standards we are unable to produce new Paper Boy inventory to fulfill orders. Sales of Paper Boy represented less than 8% of net sales in FY14 and less than 1% of net sales for the six-month period ended December 31, 2014.

Until November 17, 2014, we were a controlled company because our existing owners controlled 53.2% of the voting power of our outstanding Class A common stock and 100% of the voting power of our outstanding Class B common stock and had agreed to vote their shares of common stock together as a group. As a result of a certain member terminating the voting agreement, the existing owners own approximately 45.3% of our outstanding common stock, and therefore, we are no longer a “controlled company” within the meaning of the NASDAQ Capital Marketplace rules and, thus, are required to have a board of directors comprised of a majority of independent directors and nominating and compensation committees composed entirely of independent directors within one year of the date on which we cease to be a controlled company.

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

Comparison of the Three-Month Periods and Six-Month Periods Ended December 31, 2014 and 2013

Net Sales

The following table compares net sales by distribution channel:

	Three-Month Periods Ended December 31,				Six-Month Periods Ended December 31,
	(in thousands, except percentages)				(in thousands, except percentages)
			Increase	%			Increase	%
	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change

Wholesale	$3,544	$4,357	$(813)	-19%	$7,682	$8,379	$(697)	-8%
Direct to consumer	1,382	1,091	291	27%	2,442	2,019	423	21%
Internet	1,638	548	1,090	199%	2,922	984	1,938	197%
Total net sales	$6,564	$5,996	$568	9%	$13,046	$11,382	$1,664	15%

Wholesale net sales decreased $0.8 million and $0.7 million or 19% and 8% in the second quarter and first six-months of FY15 compared to the same prior-year’s periods.   In the second quarter and first six-months of FY15, wholesale net sales were impacted by the loss contingency accrual discussed in Note 12 to the condensed consolidated financial statements.

Direct to consumer net sales increased 27% and 21% in the second quarter and first six-months of FY15 compared to same prior-year’s period. The increase in direct to consumer net sales was primarily due to increased wine club membership and tasting room traffic.

Internet net sales increased 199% and 197% for the second quarter and first six-months of FY15 compared to the same prior-year’s period. Internet net sales increase was attributable to increased website traffic, internet marketing and expansion of our customer reach through a partnership model.

International net sales were $0.5 million and $0.9 for the second quarter and first six-months of FY15 compared to $0.4 million and $0.7 million for the second quarter and first six-months of FY14, respectively.

We record sales discounts and depletion allowances as a reduction of sales.  For the second quarter and first six-months of FY15, sales discounts and depletion allowances totaled $1.2 million and $1.8 million compared to $0.2 million and $0.3 million for the same prior-year periods of FY14, respectively.

Cost of Sales

The following table compares cost of sales by distribution channel:

	Three-Month Periods Ended December 31,				Six-Month Periods Ended December 31,
	(in thousands, except percentages)				(in thousands, except percentages)
			Increase	%			Increase	%
	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change

Wholesale	$3,214	$3,078	$136	4%	$6,214	$6,044	$170	3%
Direct to consumer	524	433	91	21%	897	804	93	12%
Internet	827	364	463	127%	1,501	624	877	141%
Total cost of sales	$4,565	$3,875	$690	18%	$8,612	$7,472	$1,140	15%

Cost of sales increase for the second quarter and first six-months of FY15 was attributable to the related increase in sales and sales mix as well as required inventory write downs discussed in Note 12.  Total cost of sales increase was 18% and 15% compared to net sales increase of 9% and 15% for the second quarter and first six-months of FY15, respectively.

Gross Profit / Gross Profit Margin

The following table compares gross profit and gross profit margins by distribution channel:

	Three-Month Periods Ended December 31,		Six-Month Periods Ended December 31,
Gross Margin Percentage	2014	2013	2014	2013
Wholesale	9.3%	29.4%	19.1%	27.9%
Direct to consumer	62.1%	60.3%	63.3%	60.2%
Internet	49.5%	33.6%	48.6%	36.6%

We recorded charges of $0.8 during the three and six month periods that are impacting the reported wholesale margins. The charges reduced wholesale margins by 17.8% and 8.2% for the three and six month periods of FY15, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of non-production personnel costs, advertising and other marketing promotions. Sales and marketing expenses consist of the following:

	Three-Month Periods Ended December 31,				Six-Month Periods Ended December 31,
	2014	2013	Increase (Decrease)	% Change	2014	2013	Increase (Decrease)	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$1,858	$1,399	$459	33%	$3,423	$2,553	$870	34%

Percentage of net sales	28.3%	23.3%	5.0%		26.2%	22.4%	3.8%

Sales and marketing expense increased 33% and 34% during the second quarter and first six months of FY15, respectively. These increases are consistent with our sales growth and are primarily due to our continued expansion of our brand related programming, promotions and incentives, personnel and related expenses, and increased spending on other sales and marketing expenses associated with increased sales.

General and Administrative

General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions. General and administrative expenses consist of the following:

	Three-Month Periods Ended December 31,				Six-Month Periods Ended December 31,
	2014	2013	Increase (Decrease)	% Change	2014	2013	Increase (Decrease)	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$812	$588	$224	38%	$1,755	$1,324	$431	33%

Percentage of net sales	12.4%	9.8%	2.6%		13.5%	11.6%	1.8%

General and administrative expense increased 38% and 33% during the second quarter and first six months of FY15, respectively. These increases are consistent with the increase in our infrastructure and personnel. The increases were attributable to our expansion of our infrastructure including increased headcount and related personnel expenses.

Interest Expense

Interest expense and loan fee expense was $0.07 million and $0.1 million for the three-month and six-month periods of FY15 compared to $0.04 million and $0.08 million for the same prior-year periods of FY14, respectively.

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

	December 31,	June 30,	2014 to 2014
	2014	2014	Inc (Dec)%
	(in thousands, except percentages)
Working capital	$14,014	$15,296	$(1,282)	(8)%
Cash and cash equivalents	$2,913	$5,567	$(2,654)	(48)%

Our credit facilities, which mature on July 31, 2015, include (a) a revolving line of credit with a maximum commitment of $9.0 million which accrues interest at 1.75% above the London Interbank Offered Rate (“LIBOR”) (b) a capital equipment line with a maximum commitment of a $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows us to enter into any spot or forward transaction to purchase from or sell to our bank a foreign currency. As of December 31, 2014, we had availability of $1.0 million on our revolving line of credit. We did not use the foreign exchange facility during the three month period ended December 31, 2014. The outstanding balances on the components of the credit facilities are:

	December 31, 2014	June 30, 2014
	( in thousands)
Credit Facilities
Line of credit	$7,957	$8,648
Equipment line of credit	500	37
Total credit facilities	$8,457	$8,685

The credit facilities are collateralized by substantially all of our assets and access to availability is subject to compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), a debt to effective tangible net worth ratio (measured quarterly) and a debt service coverage ratio (measured annually at our fiscal year end). We were in compliance in all material aspects with all such covenants at December 31, 2014. We are currently working with our lender and we believe that we will be able to renew our credit facilities prior to July 15, 2015 or obtain adequate alternative financing.

We believe that our cash position, net cash provided by operating activities in coming periods, and availability under our current credit facilities will be adequate to finance working capital and operations needs for at least the next twelve months. We may, however, require additional liquidity as we continue to execute our business strategy. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity, although no assurance can be given that such forms of capital will be available to us at all, or if available, on terms which are acceptable to us at such time.

Cash Flows

Operating Activities

Net cash used in operating activities decreased $2.4 million to $1.8 million from $4.2 million for the six-month periods of FY15 and FY14, respectively. The decrease in cash flows used in operating activities is attributable to decrease in accounts receivable and bulk wine deposit, increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities increased $0.1 million to $0.7 million compared to $0.6 million for the six-month periods of FY15 and FY14, respectively.  The changes in cash used in investing activities is attributable to the purchase of property and equipment and intangibles.

Financing Activities

Net cash used in financing activities increased $1.1 million to $0.1 million from net cash provided by financing activities of $0.9 million for the six-month periods of FY15 and FY14, respectively.  The changes in cash used in financing activities is attributable to a net change in payments on the line of credit and long term debt and reduction of net proceeds from related parties.

Contractual Obligations and Commitments

Our primary sources of indebtedness are loans provided by our bank. Since June 30, 2014, there have been no material changes with respect to our loans or guarantees as disclosed in the “Notes to the Financial Statements – Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. We were in compliance in all material aspects with all covenants at December 31, 2014.

Concentration of Credit Risk and Off-Balance Sheet Arrangements

We maintain our cash with highly rated credit institutions. Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business maintain cash balances in excess of federally insured limits.

Our accounts receivable consists primarily of trade receivables from customers. We review accounts receivable regularly and make estimates for an allowance when there is doubt as to the collectability of individual balances. Our accounts receivable credit risk is not concentrated within any one geographic area and as of December 31, 2013, two customers represented 65% of our accounts receivable balance, individually 52% and 13% of the total accounts receivable. We believe our accounts receivable credit risk exposure is limited and we have not experienced material charge offs.

We lease a winery, tasting room facility, office space and certain office equipment. We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements with third parties and related party growers. The following table presents future minimum inventory commitments as of December 31, 2014:

Third
Years ending June 30:	Parties
(in thousands)
2015	$4,127
2016	575
Totals	$4,702

Our related party commitments were fulfilled during the first quarter of FY15; however, we may enter into new related party commitments in the ordinary course of business.

At December 31, 2014, total future purchase commitments for finished goods total approximately $4.5 million and are expected to be fulfilled during fiscal 2015 to 2017.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-month and six-month periods ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 13 day of February, 2015.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	February 13, 2015

Phillip L. Hurst President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Forgue	February 13, 2015

Paul Forgue Chief Financial Officer & Chief Operations Officer (Principal Financial/Accounting Officer)

