Form 10-Q
period 2015-03-31
Truett-Hurst, Inc.
filed 2015-05-15
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class A	Number of Shares Outstanding
Common stock, $0.001 par value per share	4,010,120

TRUETT-HURST INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2015	June 30, 2014
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,072	$5,567
Accounts receivable	2,349	3,300
Inventories	22,269	17,179
Bulk wine deposit	1,122	1,424
Other current assets	106	161
Total current assets	27,918	27,631

Property and equipment, net	5,811	5,553
Goodwill	134	134
Intangible assets, net	732	629
Other assets, net	476	381
Total assets	$35,071	$34,328

LIABILITIES and EQUITY

Current liabilities:
Credit facilities	$8,865	$8,685
Accounts payable and accrued expenses	4,236	3,194
Accrual for sales returns	556	-
Due to related parties	201	56
Related party note	12	67
Current maturities of long-term debt	379	333
Total current liabilities	14,249	12,335

Deferred rent liability	32	48
Long-term debt, net of current maturities	3,345	3,527
Total liabilities	17,626	15,910

Commitments and contingencies (Note 5)

Stockholders' equity
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized and zero issued and outstanding at March 31, 2015 and June 30, 2014	-	-
Class A common stock, par value of $0.001 per share, 15,000,000 authorized and 4,010,120 issued and outstanding at March 31, 2015 and 3,750,472 issued and outstanding at June 30, 2014	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized and 8 issued and outstanding at March 31, 2015 and 9 issued and outstanding at June 30, 2014	-	-
Additional paid-in capital	14,516	14,057
Accumulated deficit	(4,829)	(3,995)
Total Truett-Hurst, Inc. stockholders' equity	9,691	10,066
Non-controlling interests	7,754	8,352
Total equity	17,445	18,418
Total liabilities and equity	$35,071	$34,328

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	March 31,		March 31,
	2015	2014	2015	2014

Sales	$6,278	$5,280	$19,624	$16,957
Less excise tax	(126)	(120)	(426)	(415)
Net sales	6,152	5,160	19,198	16,542

Cost of sales	3,723	3,408	12,335	10,880

Gross profit	2,429	1,752	6,863	5,662

Operating expenses:
Sales and marketing	1,885	1,377	5,308	3,930
General and administrative	855	613	2,610	1,937
Provision for loss of deposit	-	400	-	400
Bulk wine sales, net gain	-	-	-	(1)
Loss on disposal of assets	10	-	12	-
Total operating expenses	2,750	2,390	7,930	6,266
Loss from operations	(321)	(638)	(1,067)	(604)
Other (expense) income:
Interest expense, net	(74)	(42)	(207)	(123)
Other	(68)	(56)	(154)	(26)
Total other expense	(142)	(98)	(361)	(149)
Loss before income taxes	(463)	(736)	(1,428)	(753)
Income tax expense (benefit)	2	(111)	4	(100)
Net loss before non-controlling interests	(465)	(625)	(1,432)	(653)
Net (loss) income attributable to non-controlling interest: The Wine Spies, LLC	(27)	(13)	58	(74)
Net loss attributable to Truett-Hurst, Inc. and H.D.D. LLC	(438)	(612)	(1,490)	(579)
Less: Net loss attributable to non-controlling interest: H.D.D. LLC	(178)	(428)	(656)	(402)
Net loss attributable to Truett-Hurst, Inc.	$(260)	$(184)	$(834)	$(177)

Net loss per share
Basic and diluted	$(0.07)	$(0.06)	$(0.22)	$(0.07)

Weighted average shares used in computing net loss per share:
Basic and diluted	3,842,798	2,936,894	3,787,014	2,704,752

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine-Month Periods Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss before non-controlling interests	$(1,432)	$(653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	496	394
Stock-based compensation	458	253
Loss (gain) on fair value of interest rate swap	98	(3)
Loss on disposal of asset	12	-
Deferred rent	(16)	(2)
Deferred taxes	2	(100)

Changes in operating assets and liabilities, net
Accounts receivable	951	293
Inventories	(5,090)	(3,962)
Bulk wine deposit	302	(1,125)
Other current assets	(43)	44
Accounts payable and accrued expenses	1,042	(880)
Accrual for sales returns	556	-
Net cash used in operating activities	(2,664)	(5,741)

Cash flows from investing activities:
Acquisition of property and equipment	(615)	(472)
Acquisition of intangible and other assets	(240)	(180)
Proceeds from sale of assets	3	1
Net cash used in investing activities	(852)	(651)

Cash flows from financing activities:
Net proceeds (payments on) from line of credit	180	(305)
Net proceeds from related parties	90	208
Proceeds (payments to) on long-term debt	(249)	239
Net cash provided by financing activities	21	142

Net decrease in cash	(3,495)	(6,250)
Cash at beginning of period	5,567	11,367
Cash at end of period	$2,072	$5,117

Supplemental disclosure of cash flow information:
Cash paid for interest	$188	$125
Cash paid for income taxes	$2	$2

Supplemental disclosure of non-cash transactions
Seller-financed acquisition of trademark	$170	$-
Deferred tax asset arising from LLC unit exchange	$3,606	$2,791
Due to related parties pursuant to tax receivable agreement	$3,245	$2,512
Equity benefit on LLC unit exchange	$31	$279

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the results of Truett-Hurst, Inc. (“THI”) and its subsidiaries: H.D.D. LLC (“LLC”) and its consolidated subsidiary, The Wine Spies, LLC (“Wine Spies”) (collectively, “we,” “Truett-Hurst,” “our,” “us,” or “the Company”) and have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with general instructions for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. We consolidate the financial results of the LLC and its consolidated subsidiary, and record a non-controlling interest which represents the portion of equity ownership in the aforementioned subsidiaries that is not attributable to us.

The accompanying unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on September 29, 2014. We prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and, in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim period presented are not necessarily indicative of the results expected for the full fiscal year. Unless otherwise indicated, the notes to the unaudited condensed consolidated financial statements relate to the discussion of our continuing operations.

Certain reclassifications have been made to the prior period unaudited condensed consolidated financial statements to conform to the current period presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Quantities or results referred to as “to date” or “as of this date” mean as of March 31, 2015, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 will be effective for us in FY16. We are in the process of assessing the future impact of this update to the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03: Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The update sets forth a requirement that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. ASU 2015-03 will be effective for us in FY16. We are in the process of assessing the future impact of this update to the consolidated financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and we do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 2 - INVENTORIES

Inventories consist of the following:

	March 31, 2015	June 30, 2014
	( in thousands)

Grapes, bulk wine, and capitalized cultural costs	$6,725	$5,499
Bottled wine	15,059	11,285
Bottling materials and other	485	395
Total inventories	$22,269	$17,179

NOTE 3 - PROPERTY AND EQUIPMENT, net

Property and equipment consists of the following:

	March 31, 2015	June 30, 2014
	( in thousands)

Land and land improvements	$2,804	$2,804
Building and improvements	1,805	1,756
Machinery and equipment	1,757	1,233
Vineyard development	353	353
Vineyard equipment	327	327
Furniture and fixtures	259	256
Leasehold improvements	120	117
Vehicles	93	93
	7,518	6,939
Less accumulated depreciation	(1,707)	(1,386)

Total property and equipment, net	$5,811	$5,553

Total depreciation was $0.1 million and $0.3 million for the three-month and nine-month periods of FY15 compared to $0.1 million and $0.2 million for the same prior-year periods of FY14, respectively.

NOTE 4 - INTANGIBLE ASSETS AND OTHER ASSETS, net

We performed our annual impairment review of goodwill, indefinite lived intangible and finite lived assets as of April 1, 2015. Under the authoritative guidance we elected to perform a qualitative assessment for our impairment testing. Based on our qualitative assessment, we concluded that it was more likely than not that the fair value of goodwill, indefinite lived intangible and finite lived assets were greater than their carrying amounts, and therefore no further testing or impairment was required. Our qualitative analysis included macroeconomic and industry and market specific considerations, financial performance indicators and measurements, and other factors. Historically, we have recorded no impairment charges.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 4 - INTANGIBLE ASSETS AND OTHER ASSETS, net, continued

Intangible asset balances are summarized as follows:

	March 31, 2015	June 30, 2014
	( in thousands)
Finite lives:
Customer lists	$213	$213
Trademarks	169	169
Proprietary technology	95	95
Non-compete agreement	38	38
Patent	44	42
	559	557
Less accumulated amortization	(264)	(189)

	295	368
Indefinite lives:
Trademarks	437	261

Total intangible assets, net	$732	$629

Other assets balances are summarized as follows:

	March 31, 2015	June 30, 2014
	( in thousands)

Label design costs	$419	$247
Loan fees	18	18
Lease costs - related party	23	23
Software	144	144
Website design costs	58	55
Other	1	1
	663	488
Less accumulated amortization	(187)	(107)

Total other assets, net	$476	$381

Total amortization expense of intangible assets and other assets was $0.05 million and $0.2 million for the three-month and nine-month periods of FY15 compared to $0.04 million and $0.1 million for the same prior-year periods of FY14, respectively. The following table presents the expected future amortization expense for intangible assets and other assets at March 31, 2015:

Years ending June 30:
( in thousands)
2015 (remaining three months)	$59
2016	230
2017	162
2018	129
2019	83
Thereafter	108

Total future amortization expense	$771

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

Lease payments for these facilities was $0.1 million and $0.2 million for the three-month and nine-month periods of FY15 compared to $0.08 million and $0.2 million for the same prior-year periods of FY14, respectively. At March 31, 2015, future lease payment commitments for these facilities totaled approximately $0.3 million.

Credit Facilities and Notes Payable

Since June 30, 2014, there have been no material changes with respect to our credit facilities and/or borrowings as disclosed in the “Notes to the Financial Statements - Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

The credit facilities, which mature on July 31, 2015, include (a) a revolving line of credit with a maximum commitment of $9.0 million which accrues interest at 1.75% above the London Interbank Offered Rate (“LIBOR”), (b) a capital equipment line with a maximum commitment of $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows to enter into any spot or forward transaction to purchase from or sell to our bank a foreign currency. We did not use the foreign exchange facility during the three and nine-month periods ended March 31, 2015. As of March 31, 2015 we had availability under our revolving credit facility of $0.6 million. The outstanding balances on the components of the credit facilities are:

	March 31, 2015	June 30, 2014
	( in thousands)
Credit Facilities
Line of credit	$8,365	$8,648
Equipment line of credit	500	37
Total credit facilities	$8,865	$8,685

The credit facilities are secured by a pledge of substantially all of our assets and availability is subject to compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), a debt to effective tangible net worth ratio (measured quarterly) and a debt service coverage ratio (measured annually at our fiscal year end). We were in compliance in all material aspects with all such covenants at March 31, 2015.

We are currently working with our lender and we believe that we will be able to renew our credit facilities prior to July 31, 2015.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

Long-term debt consisted of the following:

		March 31, 2015	June 30, 2014
		( in thousands, except payments in footnotes)
Long term debt:
Note 1	(1)	$3,022	$3,122
Note 2	(2)	33	70
Note 3	(3)	210	263
Note 4	(4)	346	405
Note 5	(5)	113	-
Total notes payable		3,724	3,860
Less current maturities		(379)	(333)
Total long term debt		$3,345	$3,527

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.

(2)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $4,226, matures November 1, 2015 at 3.75% interest.

(3)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures January 15, 2018 at 3.75% interest.

(4)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 1, 2019; at 3.75% interest.

(5)	On November 30, 2014, we acquired the unrestricted use of the Stonegate trademark in exchange for a trademark release payment which is to be made over time and is accounted for as a note payable. The note payable has three equal installments: a) within five days of November 30, 2014, b) on October 15, 2015, and c) on July 31, 2016. The note does not accrue interest outstanding on the principal. An imputed interest rate of 5.5% was assessed under GAAP and the impact was considered immaterial.

Long-term debt future principal and interest payments are as follows:

Years ending June 30:
( in thousands)
2015 (remaining three months)	$84
2016	368
2017	353
2018	269
2019	204
Thereafter	2,446
3,724
Add: Estimated interest	768
Total	$4,492

Related Party Note

Other than payments, there have been no material changes with respect to our related party loan as disclosed in the “Notes to the Consolidated Financial Statements - Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 5 - COMMITMENTS AND CONTINGENCIES, continued

Related party future principal and interest payments are as follows:

		March 31, 2015	June 30, 2014
		( in thousands, except payments in footnotes)
Related party note:
Note	(1)	$12	$67
Less current maturities		(12)	(67)
Total related party note		$-	$-

(1)	Note payable to a member for the repurchase of a certain percentage of their ownership interest in the LLC; pursuant to exercise of put right; unsecured; payable monthly in principal and interest payments of $6,245; matures in May 2015, at which time a lump sum payment for any remaining principal and interest is due; fixed interest rate of 4.5%.

Supply Contract

At March 31, 2015, total future purchase commitments for finished goods total approximately $4.0 million and are expected to be fulfilled during fiscal 2015 to 2017.

We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements with third parties and related party growers. As of March 31, 2015, future minimum inventory commitments are as follows:

Years ending June 30:	Third Parties	Related Parties	Total
	(in thousands)
2015	$3,710	$273	$3,983
2016	666	273	939
2017	91	273	364
2018	-	273	273
Thereafter	-	-	-
Total	$4,467	$1,092	$5,559

Subsequent to March 31, 2015, we have entered into additional grape contracts totaling approximately $0.7 million payable during FY16 and FY17.

Guarantees

There have been no material changes with respect to our guarantees as disclosed in the “Notes to the Consolidated Financial Statements - Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 5 - COMMITMENTS AND CONTINGENCIES, continued

Thus far during FY15, certain LLC members have exchanged a cumulative total of 0.2 million LLC units, on a one-for-one basis, for shares of our Class A common stock, under the exchange agreement. See Note 8 – Stockholders’ Equity for the total LLC units converted during the third quarter of FY15.

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

During the third quarter of FY15, we recorded deferred tax assets of $0.01 million related to the exchange of 0.09 million LLC units for an equal amount of THI Class A common stock. As of March 31, 2015, we recorded a $0.01 million long-term liability due to LLC unit holders who converted their units to shares which represents 90% of the estimated tax benefits and an immaterial amount related to the difference in the recorded deferred tax asset and computed TRA liability and recorded as an adjustment to equity. As of March 31 2015, we recorded a valuation allowance on our deferred tax assets for $0.01 million as it was determined that it was more likely than not that the tax benefits would not be realized which resulted in corresponding adjustments to the TRA liability and equity as mentioned above.

Generally, a maximum obligation under these contracts is not explicitly stated.  Because the specific amounts associated with these types of agreements are stated, the overall maximum amount of the obligation cannot be reasonably estimated.  Historically, we have not been required to make payments under these obligations, and no liabilities have been recorded at March 31, 2015 and June 30, 2014, for these obligations on our balance sheets.

NOTE 6 - ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2015	June 30, 2014
	( in thousands)
Accounts payable	$2,402	$2,746
Accrued inventory purchases	607	-
Accrued expenses	284	107
Bottling services	249	-
Commission	100	163
Distributor obligations	431	29
Personnel	149	114
Professional fees	14	35
Total accounts payable and accrued expenses	$4,236	$3,194

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 7 - STOCK-BASED COMPENSATION

Equity Incentive Plan

On February 4, 2013, we granted 0.2 million shares of restricted stock to an independent contractor who serves as our Creative Director. The award vests over three years, and had a fair value at the date of grant of $0.9 million for a 5% interest in the LLC. We record the fair value and recognize the associated expense per FASB ASC Subtopic 505-50, Equity - Equity Based Payments to Non-Employees which defines the measurement date as the earlier of the date at which the commitment for performance is reached, or the date at which the performance is complete. The grant date fair value of restricted stock awards, to non-employees, is recognized as compensation cost, on a straight-line basis over the three-year vesting period, and subject to periodic market adjustments as the underlying equity instruments vest. As of March 31, 2015, the stock was valued at $0.9 million. We recognized $0.7 million in cumulative expense and had $0.2 million of unrecognized stock compensation expense through March 31, 2015, related to the non-vested restricted stock award that is expected to be recognized over a weighted average period of approximately 0.85 years.

On December 9, 2013, we granted 0.01 million shares of restricted stock to certain directors of our company which vests over three years and has a fair value at date of grant of $0.03 million. The fair value of restricted stock, measured on the date of grant using the price of the Company’s common stock on grant date, is recognized as compensation cost on a straight-line basis over the three-year vesting period. As of December 31, 2014, we reduced the vesting term to two years to match the director’s term. As of March 31, 2015, we recognized $0.02 million in cumulative expense and had $0.01 million of unrecognized stock compensation expense related to the non-vested restricted stock award that is expected to be recognized over a weighted average period of approximately 0.69 years.

On June 25, 2014, we granted 0.2 million stock options, with the right to purchase Company Class A common shares, to our Chief Financial Officer/Chief Operations Officer. The stock options vest over four years and had a fair value at date of grant of $0.4 million. We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The expected life assumptions for employee grants are based upon the simplified method, which averages the contractual term of the options of ten years with the average vesting term of four years for an average of six years. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The fair value of the stock option is recognized as compensation cost, on a straight-line basis over the four-year vesting period. As of March 31, 2015, we recognized $0.1 million in cumulative expense and had $0.3 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 3.24 years.

  On June 25, 2014, we granted 0.1 million shares of restricted stock units to our Chief Financial Officer/Chief Operations Officer which vest over four years and had a fair value at date of grant of $0.4 million. The grant date fair value of RSU awards is recognized as compensation cost, on a straight-line basis over the four-year vesting period. As of March 31, 2015, we recognized $0.1 million in cumulative expense and had $0.3 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 3.24 years.

 On November 20, 2014, during our annual stockholders meeting, our stockholders approved an amendment to our 2012 Stock Incentive Plan (“2012 Plan”), to increase the number of shares of Class A common stock reserved for issuance under the 2012 Plan by 0.7 million shares or from 0.3 million shares to 1.0 million shares.

On December 15, 2014, we granted 0.01 million shares of restricted stock to certain directors of our company which vested immediately upon grant and had a fair value at date of grant of $0.05 million and recognized expense as of December 31, 2014. The fair value of restricted stock was measured on grant date using the Company’s common stock price on grant date.

On December 15, 2014, we granted 0.01 million shares of restricted stock to certain directors of our company which vests over one year and has a fair value at date of grant of $0.06 million. The fair value of restricted stock, measured on the date of grant using the price of the Company’s common stock on grant date, is recognized as compensation cost, on a straight-line basis over the one - year vesting period. As of March 31, 2015, we recognized $0.02 million in cumulative expense and had $0.04 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 0.71 years.

On December 15, 2014, we granted 0.01 million shares of restricted stock to a director of our company which vests over three years and has a fair value at date of grant of $0.03 million. The fair value of restricted stock, measured on the date of grant using the price of the Company’s common stock on grant date, is recognized as compensation cost, on a straight-line basis over the one - year vesting period. As of March 31, 2015, we recognized an immaterial amount of cumulative expense and had $0.03 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 2.71 years.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 7 - STOCK-BASED COMPENSATION, continued

A summary of our restricted stock award activity is presented below (shares and weighted grant date fair value not in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at June 30, 2014	148,928	$4.89
Granted	35,201	3.80
Vested	(86,800)	3.43
Forfeited, canceled or expired	-	-
Outstanding at March 31, 2015	97,329	$3.91

The following table summarizes stock-based compensation included in our unaudited condensed consolidated statements of operations for the three-month and nine-month periods of FY15 and FY14, respectively:

	Three-Month Periods Ended		Nine-Month Periods Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	( in thousands)
Sales and marketing	$40	$40	$224	$224
General and administrative	75	11	234	29
Total stock-based compensation	$115	$51	$458	$253

NOTE 8 - STOCKHOLDERS’ EQUITY

Stockholders’ Equity

At our annual stockholders meeting on November 20, 2014, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of our Class A common stock from 7.0 million shares to 15.0 million shares.

LLC Units

During the third quarter of FY15, there 0.09 million of LLC units converted for an equal amount of our Class A common stock. The following table presents the changes in the LLC units and the non-controlling interests in the LLC:

	Members LLC Units	THI Units	Total Units	LLC Member %	THI %	Total %
	(share data and percentages not in thousands)
Balance as of June 30, 2013	4,102,644	2,700,000	6,802,644	60.3%	39.7%	100%
LLC units converted FY14Q3	(815,778)	815,778	-	-12.0%	12.0%	0%
LLC units converted FY14Q4	(122,694)	122,694	-	-1.8%	1.8%	0%
Balance as of June 30, 2014	3,164,172	3,638,472	6,802,644	46.5%	53.5%	100%

LLC units converted FY15Q2	(80,712)	80,712	-	-1.2%	1.2%	0%
LLC units converted FY15Q3	(92,134)	92,134	-	-1.4%	1.4%	0%
Balance as of March 31, 2015	2,991,326	3,811,318	6,802,644	43.9%	56.1%	100%

Until November 17, 2014, we were a controlled company because our existing owners controlled 53.2% of the voting power of our outstanding Class A common stock and 100% of the voting power of our outstanding Class B common stock and had agreed to vote their shares of common stock together as a group. As a result of a certain member terminating the voting agreement and LLC unit conversions, we are no longer a “controlled company” within the meaning of the NASDAQ Capital Marketplace rules and, thus, are required to have at least a majority of independent directors on the Nominating and Governance Committee and Compensation Committee within 90 days of the date on which we ceased being a controlled company and to have fully independent Committees and a majority of independent directors on the Board of Directors within one year of the date on which we ceased to be a controlled company. We are in compliance with the above NASDAQ Capital Market rules.

 TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 9 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for three-month and nine-month periods of FY15:

	Three-Month Period Ended	Nine-Month Period Ended
	March 31, 2015	March 31, 2015
	( in thousands, except share data)

Net loss attributable to Truett-Hurst, Inc.	$(260)	$(834)

Loss Per Share
Basic and dilutive Class A common weighted average shares	3,842,798	3,787,014

Basic and diluted loss per share	$(0.07)	$(0.22)

Basic net loss per share is computed by dividing net loss attributable to us, by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including convertible LLC units and equity incentive shares. The assumed exchange of 3.0 million LLC units for Class A common stock and the vesting of 0.3 million equity incentive shares have been excluded from the diluted loss per share because they are expected to have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net loss per common share for three-month and nine-month periods of FY14:

	Three-Month Period Ended	Nine-Month Period Ended
	March 31, 2014	March 31, 2014
	( in thousands, except share data)

Net loss attributable to Truett-Hurst, Inc.	$(184)	$(177)

Loss Per Share
Basic and dilutive Class A common weighted average shares	2,936,894	2,704,752

Basic and diluted loss per share	$(0.06)	$(0.07)

For FY14, the assumed exchange of 3.3 million LLC units for Class A common stock and the vesting of 0.2 million equity incentive shares have been excluded from the diluted loss per share because they were considered to have an anti-dilutive effect.

The shares of Class B common stock do not share in our earnings and therefore are not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The following tables set forth our interest rate swap fair values at March 31, 2015 and at June 30, 2014:

	Fair Value Measurements at Reporting Date
	(in thousands)
	Fair Value as of March 31, 2015	Significant Other Observable Inputs
		(Level 2)
Assets
Interest rate swap (1)	$(32)	$(32)
Total	$(32)	$(32)

(1) Included as an offset to "Other Current Assets" in the Balance Sheet.

	Fair Value Measurements at Reporting Date
	(in thousands)
	Fair Value as of June 30, 2014	Significant Other Observable Inputs
		(Level 2)
Assets
Interest rate swap (1)	$66	$66
Total	$66	$66

(1) Included in "Other Current Assets" in the Balance Sheet.

NOTE 11 - TAXES

The effective tax rate for both the three-month and nine-month periods of FY15 was 0% due to the Company recording a full valuation allowance in each period. In the three-month and nine-month periods of FY15, we had a tax benefit of $0.1 million against which we recorded a corresponding valuation allowance. The tax provision for the current year period is based on an estimate of our annualized income tax rate. Our effective tax rate includes a rate benefit attributable to the fact our subsidiaries operate as a limited liability company which is not subject to federal or state income tax.  Accordingly, a portion of our earnings are not subject to corporate level taxes.

We had no unrecognized tax benefits for the three-month and nine-month periods of FY15 and did not incur any income tax related interest expense or penalties related to uncertain tax positions.

NOTE 12 - OUT-OF-DATE PRODUCT

In the quarter ended December 31, 2014 we established a loss contingency accrual of $0.6 million for the estimated probable loss associated with our role in dealing with out-of-date Paper Boy product.  Our estimates of that probable loss have not changed during the current quarter.  Since December 31, 2014 we have processed an immaterial amount related to return credits against the accrual.

NOTE 13 - SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 13 - SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION, continued

Net Sales

The following table reflects net sales, cost of sales and gross margin percentage by segment:

	Three-Month Periods Ended		Nine-Month Periods Ended
Net Sales	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	( in thousands)
Wholesale	$3,532	$3,511	$11,214	$11,890
Direct to consumer	1,176	993	3,618	3,012
Internet	1,444	656	4,366	1,640
Total net sales	$6,152	$5,160	$19,198	$16,542

	Three-Month Periods Ended		Nine-Month Periods Ended
Cost of sales	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	( in thousands)
Wholesale	$2,450	$2,616	$8,664	$8,660
Direct to consumer	424	385	1,321	1,189
Internet	849	407	2,350	1,031
Total cost of sales	$3,723	$3,408	$12,335	$10,880

	Three-Month Periods Ended		Nine-Month Periods Ended
Gross Margin Percentage	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Wholesale	30.6%	25.5%	22.7%	27.2%
Direct to consumer	63.9%	61.2%	63.5%	60.5%
Internet	41.2%	38.0%	46.2%	37.1%

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

	Percent of Total Net Sales				Percent of Total Accounts Receivable
	Three-Month Periods Ended March 31,		Nine-Month Periods Ended March 31,		March 31,
	2015	2014	2015	2014	2015	2014

Customer A	39%	43%	34%	32%	36%	45%
Customer B	15%	7%	24%	25%	22%	8%
Customer C	8%	6%	7%	8%	3%	3%
Customer D	5%	7%	5%	7%	2%	5%
Customer E	9%	8%	6%	7%	14%	8%
Customer F	2%	1%	3%	-	4%	2%
Customer G	1%	2%	2%	2%	3%	3%
Customer H	5%	1%	2%	2%	1%	-
Customer I	2%	3%	1%	2%	5%	6%

International net sales were $0.5 million and $1.4 million for the three-month and nine-month periods of FY15, compared to $0.4 million and $1.1 million for the same prior-year periods of FY14, respectively.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 14 - SUBSEQUENT EVENTS

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

Quantities or results referred to as “to date” or “as of this date” mean as of March 31, 2015, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year.

Certain reclassifications have been made to the prior period unaudited condensed consolidated financial statements to conform to the current period presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

OVERVIEW OF BUSINESS

We produce and sell wines from $7 to $50 per bottle. The wine we make generally comes from grapes purchased from California based growers. In addition we purchase semi-finished bulk wine on the spot market and under contract. On a more limited basis, we also purchase finished goods from both foreign and domestic producers. We are headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. Our wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Syrah, Merlot, and Cabernet Sauvignon and are sold via three distinct distribution channels: three-tier, direct to consumer and internet. We own, design and develop our brands, including those developed and sold on a retailer exclusive basis. Our brands are differentiated and marketed with innovative packaging and label designs.

Wine in our three-tier channel are sold to distributors with programs available to the broad market (domestic and international) or to specific retailers on an exclusive basis. Through our retailer exclusive brand model we work collaboratively with our retail partners to develop innovative brands which resonate with their customers, to increase consumer store traffic and to grow sales. Our retail exclusive model allows us to own the brands we create, which we believe differentiates us from the traditional private label model, and allows us the option of expanding the brands into national and international markets, thereby further building our brand equity. Our direct to consumer channel consists of sales through our tasting rooms, wine clubs and via the internet.

RECENT TRENDS AND EVENTS

Per Wines and Vines “March 2015” data, Rabobank “Global Report Q2 2015” and the EJ Gallo’s (“EJ”) “Top Ten Snapshots of the American Wine Consumer”, noteworthy trends for the wine industry include:

•	The value of direct-to-consumer shipments from U.S. wineries in March rose 19% from the March 2014 value, and the 12-month growth rate was 14%.
•	The U.S. wine market continued to expand in 2014. Value growth accelerated at a faster pace, with growth coming entirely in the above $9 per bottle range.
•	California wine grape production fell by an estimated 10% in 2014, to 3.9 million tons, however availability of bulk wine is ample.
•	Younger drinkers are seemingly unbound by traditions that have often governed wine. Of those surveyed:
o	66 percent mix wine with fruit or fruit juice
o	51 percent make a wine cocktail
o	48 percent mix wine with other cocktail mixers like club soda
o	46 percent drink wine over ice
o	27 percent occasionally even drink wine in a cup with a straw

We believe we can continue to grow our business by relying on our competitive strengths, which include our experienced and knowledgeable team, our relationships with the world’s top wine distributors and retailers, and our innovative approach to distribution and brand development. Our business strategy includes: (i) developing innovative products; (ii) building national brands within our existing brand portfolio; (iii) expanding our retail base and distribution channels; (iv) growing our direct to consumer and internet businesses; and (v) developing new ways to engage current and prospective customers to distribute our wines.

We anticipate our net sales will increase as our existing products and brands gain further acceptance in the marketplace and through our scheduled introduction of new brands and packaging. We expect our cost of goods sold and operating expenses to continue to increase as sales and revenue increase in order to achieve and maintain future profitability. However, we expect to see operating expenses decline as a percentage of net sales as we begin to generate and exploit operating leverage.

RECENT DEVELOPMENTS

In September 2014, we announced that Kroger would be launching Truett Hurst’s California Winecraft project during our fourth quarter of FY15. As of March 31, 2015, we have completed our first production of the California Winecraft product and are on schedule to fulfill the initial orders during the fourth quarter as previously disclosed.

As described in Note 12 of our consolidated financial statements in our quarterly report on Form 10-Q for period ended December 31, 2014, we established a loss contingency accrual of $0.6 million for the estimated probable loss associated with our role in dealing with out-of-date Paper Boy product.  While we have worked with our distributors and retailers during the third quarter to finalize a settlement of these issues we do not yet have a final agreement. Despite not having a final agreement, our estimates of the probable loss have not changed during the current quarter and since December 31, 2014 we have processed an immaterial amount related to return credits against the accrual.

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

Comparison of the Three-Month Periods and Nine-Month Periods Ended March 31, 2015 and 2014

Net Sales

The following table compares net sales by distribution channel:

	Three-Month Periods Ended March 31,				Nine-Month Periods Ended March 31,
	(in thousands, except percentages)				(in thousands, except percentages)
			Increase	%			Increase	%
	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change

Wholesale	$3,532	$3,511	$21	1%	$11,214	$11,890	$(676)	-6%
Direct to consumer	1,176	993	183	18%	3,618	3,012	606	20%
Internet	1,444	656	788	120%	4,366	1,640	2,726	166%
Total net sales	$6,152	$5,160	$992	19%	$19,198	$16,542	$2,656	16%

Wholesale net sales increased by 1% and decreased by 6% in the third quarter and nine-months of FY15 compared to the same prior-year’s periods, respectively. Both periods in FY15 were impacted by the lack of availability of paper bottles to support sales of our Paper Boy brand, where both periods in FY14 contained Paper Boy sales. Additionally, net sales for the nine-month period of FY15 were impacted by the loss contingency accrual of $0.6 million posted in second quarter of FY15.

Direct to consumer net sales increased 18% and 20% in the third quarter and nine-months of FY15 compared to same prior-year’s period. The increase in direct to consumer net sales was due to increased wine club membership and tasting room traffic.

Internet net sales increased 120% and 166% in the third quarter and nine-months of FY15 compared to the same prior-year’s period. Internet net sales increase was attributable to expansion of our customer reach through a partnership model and increased website traffic. We have experienced significant percentage increases in recent periods for internet sales. In the future, we expect that the pace of additional internet sales increases will moderate or decline as we evaluate new partners and continue efforts to grow organically.

International net sales were $0.5 million and $1.4 million in the three-month and nine-month periods of FY15, compared to $0.4 million and $1.1 million for the same prior-year periods of FY14, respectively.

We record sales discounts and depletion allowances as a reduction of sales.  For the third quarter and first nine-months of FY15, sales discounts and depletion allowances totaled $1.0 million and $2.8 million compared to $0.3 million and $0.6 million for the same prior-year periods of FY14, respectively.

Cost of Sales

The following table compares cost of sales by distribution channel:

	Three-Month Periods Ended March 31,				Nine-Month Periods Ended March 31,
	(in thousands, except percentages)				(in thousands, except percentages)
			Increase	%			Increase	%
	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change

Wholesale	$2,450	$2,616	$(166)	-6%	$8,664	$8,660	$4	0%
Direct to consumer	424	385	39	10%	1,321	1,189	132	11%
Internet	849	407	442	109%	2,350	1,031	1,319	128%
Total cost of sales	$3,723	$3,408	$315	9%	$12,335	$10,880	$1,455	13%

Cost of sales increase for the third quarter and nine-months of FY15 was attributable to the related increase in sales. The nine-month period was impacted by an inventory write down in the second quarter of FY15 the majority of which was attributed to writing off out-of-date Paper Boy inventory of $0.2 million.  Total cost of sales increase was 9% and 13% compared to net sales increase of 19% and 16% for the third quarter and nine-months of FY15, respectively.

Gross Profit Margin

The following table compares gross profit margins by distribution channel:

	Three-Month Periods Ended March 31,		Nine-Month Periods Ended March 31,
Gross Margin Percentage	2015	2014	2015	2014
Wholesale	30.6%	25.5%	22.7%	27.2%
Direct to consumer	63.9%	61.2%	63.5%	60.5%
Internet	41.2%	38.0%	46.2%	37.1%

As noted above, in future periods, we anticipate that increases in our internet sales will be more modest; however, we do not anticipate that reduced internet sales levels will have a significant effect on overall gross margins. With the introduction of our canned ready-to-drink wine coolers, we anticipate that in upcoming periods, our wholesale gross margins may be reduced as a result of the relative lower margins (compared to our wines) associated with the canned wine products.

Sales and Marketing

Sales and marketing expenses consist primarily of non-production personnel costs, advertising and other marketing promotions. Sales and marketing expenses consist of the following:

	Three-Month Periods Ended March 31,				Nine-Month Periods Ended March 31,
	2015	2014	Increase (Decrease)	% Change	2015	2014	Increase (Decrease)	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$1,885	$1,377	$508	37%	$5,308	$3,930	$1,378	35%

Percentage of net sales	30.6%	26.7%	3.9%		27.6%	23.8%	3.8%

Sales and marketing expense increased 37% and 35% in the third quarter and nine-months of FY15, respectively. A significant portion (approximately two-thirds) of the increase in each period is due to variable expenses associated with our internet net sales (i.e., shipping, credit card transaction fees and sales commissions). We have also had incremental investment in sales personnel, travel and entertainment, and brand related programming, promotions and incentives.

General and Administrative

General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions. General and administrative expenses consist of the following:

	Three-Month Periods Ended March 31,				Nine-Month Periods Ended March 31,
	2015	2014	Increase (Decrease)	% Change	2015	2014	Increase (Decrease)	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$855	$613	$242	40%	$2,610	$1,937	$673	35%

Percentage of net sales	13.9%	11.9%	2.0%		13.6%	11.7%	1.9%

General and administrative expense increased 40% and 35% in the third quarter and nine-months of FY15, respectively. These increases are due to increased investment in back office infrastructure and personnel including non-cash stock compensation expense. We have also experienced higher professional fees in the third quarter and the nine-months of FY15.

Interest Expense

Interest expense and loan fee expense was $0.07 million and $0.2 million for the three-month and nine-month periods of FY15 compared to $0.04 million and $0.1 million for the same prior-year periods of FY14, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of available cash are from operations, our credit facilities and equity offerings. Our primary cash needs are to fund working capital requirements, including costs associated with (i) the development, release and sale of new brands, (ii) capital expenditures for barrels and other equipment to facilitate increased production, (iii) the repayment of our indebtedness (interest and principal payments) and (iv) operating expenses. Working capital is needed for our wholesale and direct to consumer segments which are supported by grapes (grown or purchased), semi-finished bulk wine (purchased under contract or on the spot market), and on a limited basis finished goods procured from international and domestic sources. The actual wine programs and segments in which the grapes and bulk wine will be used are not known until our winemaker has completed the winemaking process. It is not possible to accurately assign inventory costs to each segment because the bottled inventory may be sold in multiple segments. The following table compares the working capital and cash on hand for the defined periods:

	March 31,	June 30,	2015 to 2014
	2015	2014	Inc (Dec)%
	(in thousands, except percentages)
Working capital	$13,669	$15,296	$(1,627)	(11)%
Cash	$2,072	$5,567	$(3,495)	(63)%

Our credit facilities, which mature on July 31, 2015, include (a) a revolving line of credit with a maximum commitment of $9.0 million which accrues interest at 1.75% above the London Interbank Offered Rate (“LIBOR”) (b) a capital equipment line with a maximum commitment of a $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows us to enter into any spot or forward transaction to purchase from or sell to our bank a foreign currency. As of March 31, 2015, we had availability of $0.6 million on our revolving line of credit. We did not use the foreign exchange facility during the three and nine-month periods ended March 31, 2015. The outstanding balances on the components of the credit facilities are:

	March 31, 2015	June 30, 2014
	( in thousands)
Credit Facilities
Line of credit	$8,365	$8,648
Equipment line of credit	500	37
Total credit facilities	$8,865	$8,685

The credit facilities are collateralized by substantially all of our assets and access to availability is subject to compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), a debt to effective tangible net worth ratio (measured quarterly) and a debt service coverage ratio (measured annually at our fiscal year end). We were in compliance in all material aspects with all such covenants at March 31, 2015.

We are currently working with our lender and we believe that we will be able to renew our credit facilities prior to July 31, 2015.

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

Cash Flows

Operating Activities

Net cash used in operating activities decreased $3.0 million to $2.7 million from $5.7 million for the nine-month periods of FY15 and FY14, respectively. The difference is due primarily to changes in working capital with an increase in accounts payable and accrued expenses of $1.0 million in FY15 of versus a decline of $1.0 million in FY14 and a larger reduction in accounts receivable in FY15 than FY14. The increase in inventories in FY15 was higher than in FY14; however, wine deposits declined in FY15 versus increasing in FY 14. Inventories and bulk wine deposits taken together increased less in FY15 than in FY14 with increases of $4.8 million and $5.1 million respectively.

Investing Activities

Net cash used in investing activities increased $0.2 million to $0.9 million compared to $0.7 million for the nine-month periods of FY15 and FY14, respectively.  The change is attributable to an increase in property and equipment purchases and intangibles and other assets.

Financing Activities

Net cash provided by financing activities decreased $0.1 million to $0.02 million for the nine-month period of FY15. The change was primarily due to the decreased in long-term debt.

Contractual Obligations and Commitments

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations. Our primary sources of indebtedness are loans provided by our bank. Since June 30, 2014, there have been no material changes with respect to our loans or guarantees as disclosed in the “Notes to the Financial Statements - Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. We were in compliance in all material aspects with all covenants at March 31, 2015.

Concentration of Credit Risk and Off-Balance Sheet Arrangements

We maintain our cash with highly rated credit institutions. Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business maintain cash balances in excess of federally insured limits.

Our accounts receivable consists primarily of trade receivables from customers. We review accounts receivable regularly and make estimates for an allowance when there is doubt as to the collectability of individual balances. Our accounts receivable credit risk is not concentrated within any one geographic area. As of March 31, 2015, two customers represented 58% of our accounts receivable balance, individually 36% and 22% of the total accounts receivable. We believe our accounts receivable credit risk exposure is limited and we have not experienced material charge offs.

We lease a winery, tasting room facility, office space and certain office equipment. We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements with third parties and related party growers. The following table presents future minimum inventory commitments as of March 31, 2015:

Years ending June 30:	Third Parties	Related Parties	Total
	(in thousands)
2015	$3,710	$273	$3,983
2016	666	273	939
2017	91	273	364
2018	-	273	273
Thereafter	-	-	-
Total	$4,467	$1,092	$5,559

Subsequent to March 31, 2015, we have entered into additional grape contracts totaling approximately $0.7 million payable during FY16 and FY17.

At March 31, 2015, total future purchase commitments for finished goods total approximately $4.0 million and are expected to be fulfilled during fiscal 2015 to 2017.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 will be effective for us in FY16. We are in the process of assessing the future impact of this update to the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03: Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The update sets forth a requirement that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. ASU 2015-03 will be effective for us in FY16. We are in the process of assessing the future impact of this update to the consolidated financial statements.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-month and nine-month periods ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject to various litigation matters arising in the ordinary course of business from time to time.  However, we are not aware of any current pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2014 filed with the SEC on September 29, 2014 and the factor set forth below, all of which could materially affect our business, financial condition or future results. These described risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our Class A Common Stock

Our low share price and small market capitalization may preclude certain institutional investors from holding our stock.

During the past year, our common stock has traded for significant periods of time at below $5 per share, which is the minimum share price at which certain institutional investors are willing to own a stock. A smaller pool of potential investors for our stock may decrease demand for the shares, resulting in a lower prices for our common stock than might otherwise prevail.  As a result of the foregoing, investors may not be able to resell their shares at or above the price they paid for such shares.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 15th day of May, 2015.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	May 15, 2015

Phillip L. Hurst President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Forgue	May 15, 2015

Paul Forgue Chief Financial Officer & Chief Operations Officer (Principal Financial/Accounting Officer)

