Form 10-K
period 2015-06-30
Truett-Hurst, Inc.
filed 2015-09-28
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

(707) 431-4423

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

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates was approximately $15,128,765 based upon a total of 3,810,772 shares of Class A common stock held by non-affiliates and a closing price of $3.97 per share on December 31, 2014 for the Class A common stock as reported on The NASDAQ Capital Market. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐   No ☐

Not Applicable.

The number of shares outstanding with respect to each of the classes of our common stock, as of September 27, 2015, is set forth below:

Class	Number of shares outstanding
Class A common stock, par value $0.001 per share	4,010,120
Class B common stock, par value $0.001 per share	8

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TRUETT-HURST, INC.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. We believe these factors include but are not limited to those described under "Item 1A. Risk Factors" such as:

•	A reduction in the supply of grapes and bulk wine available to us from the independent grape growers and bulk wine suppliers could reduce our annual production of wine.

•	We have a history of losses and we may not achieve or maintain profitability in the future.

•	We face significant competition which could adversely affect our profitability.

•	Because a significant amount of our business is made through our direct to retailer partners, any change in our relationships with them could harm our business.

•	The loss of Mr. Hurst, Mr. Forgue, Ms. Lambrix, Mr. Shaw or other key employees would damage our reputation and business.

•	A reduction in our access to/or an increase in the cost of the third-party services we use to produce our wine could harm our business.

•	The terms of our bank loans with Bank of the West may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

•	Because our founders have retained significant control over Truett-Hurst, current shareholders and new investors will not have as much influence on corporate decisions as they would if control were less concentrated.

•	We have certain transactions with related parties, including our founders and principal stockholders. These transactions may present conflicts of interest.

•	We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position and brand equity.

•	Our founders have significant influence on Truett-Hurst and their interest may differ from those of our public shareholders.

•	We face inventory risk, and if we fail to predict accurately demand for our products, we may face write-downs or other charges.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business

We are a holding company that was incorporated as a Delaware corporation and our sole asset is the controlling equity interest in H.D.D. LLC. Unless the context suggests otherwise, references in this report to “Truett-Hurst,” the “Company,” “we,” “us” and “our” refer to Truett-Hurst, Inc. and its consolidated subsidiaries. We refer to The Wine Spies, LLC, our indirect subsidiary, as Wine Spies. We refer to H.D.D. LLC as the “LLC”. Truett-Hurst consolidates the financial results of the LLC and its consolidated subsidiary, and records a non-controlling interest for the economic interest in the LLC and its consolidated subsidiary. Non-controlling interests represent the portion of equity ownership in subsidiaries that are not attributable to Truett-Hurst, Inc. Our amended and restated certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock.

Quantities or results referred to as “to date” or “as of this date” mean as of or to June 30, 2015, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30 of the designated year. For example, “FY15” and “fiscal year 2015” each refer to the fiscal year ended June 30, 2015. This Annual Report on Form 10-K references certain trademarks and registered trademarks which may be trademarks or registered trademarks of their respective owners.

General

We produce and sell premium, super-premium, ultra-premium and luxury wines and other select beverage alcohol products made from wine. The wine we make generally comes from grapes purchased from California-based growers. In addition, we purchase semi-finished bulk wine under contract and opportunistically on the spot-market. On a more limited basis, we also purchase finished goods from both foreign and domestic producers. We are headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. Our wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Petite Sirah, Merlot, and Cabernet Sauvignon and are sold across a number of price points via three distinct distribution channels: three-tier, direct to consumer and internet. Our business model is a combination of direct to consumer sales, traditional three-tier brand sales and retail exclusive brand sales. We own, design and develop our brands, including those developed and sold on a retailer exclusive basis. Our brands are differentiated and marketed through innovative packaging and label designs.

Wine sales in the three-tier channel are sold to distributors with programs available to the broad market or to specific retailers on an exclusive basis. Our traditional three-tier distribution business consists of sales of Truett-Hurst, VML, Healdsburg Ranches, Colby Red and Bradford Mountain branded wines. Through our retailer exclusive brand model we work with our retail partners to develop innovative brands which resonate with their customers and are intended to increase store traffic and expand exclusive brand sales. Our retail exclusive model allows us to own the brands we create, which we believe differentiates us from the traditional private label model, and allows us the option of expanding the brands into national and international markets, thereby increasing sales and building our brand equity.  Our direct to consumer channel consists of sales through our tasting rooms, wine clubs and via the internet.

Strategic Objectives

There are four primary categories into which we sell our wine: premium ($12 - $14 per bottle retail price), super-premium ($15 - $24 per bottle retail price), ultra-premium ($25 - $49 per bottle retail price) and luxury ($50+ per bottle retail price). We believe we can benefit from growth at the premium and above price points and continue to grow our business relying on our competitive strengths: our experienced and knowledgeable team; our relationships with the world’s top wine distributors and retailers; and our innovative approach to distribution and brand development. We intend to continue growing by:

•	Developing innovative products that meet the needs of wine retailers. We have a reputation for developing innovative retail exclusive brands and working with our retailer partners on unique programs to support sales of those products. With our branding expertise we intend to continue innovation and build our market share with global wine retailers who are focused on increasing their profitability through retail exclusive offerings.

•	Growing our customer base to include additional major U.S. retail chains. We are actively pursuing relationships with the largest retail chains in the United States and have further diversified our customer base, thereby reducing customer concentration risk.

•	Expanding our direct to consumer business. Our wine clubs continue to grow due to growing consumer awareness of our brands from targeted public relations, exciting wine club events and advertising. The direct to consumer business generally generates higher gross margins and we intend to continue building this distribution channel in order to further our growth.

•	Marketing to key international markets. During FY14, we completed an agreement with the Trialto Wine Group, LTD, based in Vancouver Canada, creating a national partnership to distribute the Truett-Hurst family of brands throughout Canada. Despite challenges related to currency exchange rates, during FY15, we have worked with our Canadian distributor to ensure our brands are listed with all regional Liquor Control Boards. We also continue selective brand development and distribution opportunities in other international markets.

•	Developing new ways to engage customers and to distribute our products. We continue to be discovery-oriented in our approach and we are always looking for new innovations in and approaches to the global wine market. We believe that traditional wine marketing, to some degree, has stymied creativity and believe our innovative branding expertise allows us to rapidly capitalize on evolving customer demands.

Recent Developments

In March 2015, in order to support the launch of our CA Winecraft brand with The Kroger Company, we produced almost 48,000 cases of product. We have estimated that the product maintains its highest quality for 10 months after its production date and as such this initial production has a “best by” date of January 2016. The initial production quantities were expected to be fully depleted based on commitments by Kroger to promote the product through in-store displays and its “Summer Rack Program.” CA Winecraft product started shipping to distributors in April 2015 and through May 2015 approximately 33,000 cases of product had shipped. In June 2015 to allow for distributor back stock and to support anticipated replenishment orders, we produced an additional 32,000 cases of product. The “best by” date for the second production is April 2016.

The number of stores that participated in the “Summer Rack Program” and/or stocked shelves with CA Winecraft product fell short of Kroger’s initial guidance and our expectations. Based on reports from Kroger, through early September, approximately 5,000 cases of product has been purchased by consumers. We are working with Kroger to increase both the number of stores selling the product and the retail rate of sale; however, we are unable to predict the impact of these efforts. In late August 2015, Kroger agreed to forgo exclusivity on the product, and since then we have been working with our distributors and other potential customers to increase points of distribution for the product outside the Kroger store network. There is no assurance that these sales efforts will lead to incremental orders. The lower number of distribution points combined with slower than anticipated retail rate of sale has left inventory levels higher than planned. As of June 30, 2015, we had approximately 45,000 cases at a cost of $0.7 million of product in our inventory and through September 13, 2015 our inventory levels remain materially unchanged.

As discussed in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K, we have reduced the carrying value of our remaining CA Winecraft inventory. The current carrying value of this inventory is $0.2 million.

Our Products

We produce a wide spectrum of varietals, including Pinot Noir, Chardonnay, Sauvignon Blanc, Merlot, Cabernet Sauvignon and Zinfandel, across a number of price points in the marketplace. Some of our key wine brands and varietals are as follows:

Brand	Key Varieties	Distribution Channel

Truett Hurst	Zinfandel	Tasting Room

VML	Pinot Noir/Chardonnay	Tasting Room/Broad Market

Bradford Mountain	Zinfandel/Syrah	Tasting Room/Broad Market

Healdsburg Ranches	Chardonnay/Cabernet Sauvignon/Zinfandel	Broad Market

The Criminal	Red Blend	Retail Exclusive

Dearly Beloved	Red Blend	Broad Market

Sauvignon Republic	Sauvignon Blanc	Retail Exclusive

Evocative Wraps

Bewitched	Chardonnay/Pinot Noir/Reserve Pinot Noir	Retail Exclusive

Curious Beast	Red Blend / Chardonnay / Cabernet Sauvgnon	Semi Broad Market/International

Schuck’s	Chardonnay	Semi Broad Market

Chateau Crisp	Sauvignon Blanc	Retail Exclusive

The Wine with No Name	Red Blend	Broad Market

Mad Duck	Zinfandel/Sauvignon Blanc	Retail Exclusive

California Square	Chardonnay/Cabernet Sauvignon/Red Blend	Broad Market

Paso Ranches	Cabernet Sauvignon	Retail Exclusive

Inconspicuous	Old Vine Lodi Zinfandel	Retail Exclusive

The Fugitive	Red Blend	Retail Exclusive

The One Armed Man	Red Blend	Retail Exclusive

Stonegate	Cabernet Sauvignon	Retail Exclusive

Eden Ridge	Chardonnay / Red Blend	Retail Exclusive

Eden's Eve	Chardonnay	Retail Exclusive

The Republic of Wine	Pinot Noir/Various	Retail Exclusive

Colby Red	Red Blend	Broad Market

Sonoma Ranches	Pinot Noir/Chardonnay	Retail Exclusvie

Our Wineries

Established in 2007, Truett-Hurst was our first winery operation and brand. The Truett-Hurst winery is located in the Dry Creek Valley appellation of Sonoma County and focuses on producing super-premium wine from a range of varietals, including Zinfandel, Chardonnay, Sauvignon Blanc, Pinot Noir, Petite Sirah and other unique red blends.

Established in 2011, VML was our second winery operation and brand. The VML winery, which is leased, is located in the Russian River Valley appellation of Sonoma County and focuses on producing super-premium and ultra-premium wines from grapes purchased from local growers. The primary varietals include Pinot Noir, Chardonnay, Sauvignon Blanc, and Gewurztraminer.

Wine Supply and Production

Wine Production

We operate two wineries where wine is produced from many varieties of grapes principally grown or purchased in Sonoma County’s Russian River Valley and Dry Creek Valley appellations. Our VML winery, which is a leased facility, can crush, ferment and oak barrel age approximately 500 tons (35,000 cases) of ultra-premium grapes annually, with capacity to increase to 2,000 tons with additional capital improvements. For increased production capacity, we outsource to a variety of specialist wineries and bottling facilities. We have been able to satisfy our production requirements to date and consider our sources to be adequate at this time. However, the inability of any of our suppliers to satisfy our requirements could adversely affect our operations.

Grape and Wine Contracts

The majority of our annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October. In addition to purchasing grapes, we supplement our needs with bulk wine purchase contracts based on our sales and production requirements. Depending upon overall demand and availability of bulk wine, we could experience shortages and/or increased prices.

We enter into grape contracts with terms generally of one to four years, which require us to pay an agreed upon price per ton that varies according to the type of grape, its appellation and in certain cases, the vineyard block in which the grapes are grown.  Contracts are typically terminable after a specified term, unless earlier mutually agreed by the parties.

Vineyards Owned by our Founders

Certain of our founders and principal stockholders own, operate or farm vineyards. The grapes produced from these vineyards are sold to us at market prices, with the balances sold to other wineries. See Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding related party commitments.

Sources and Availability of Production Materials

We utilize glass and other materials such as corks, capsules, labels and cardboard cartons in the bottling and packaging of our products. After grape purchases and associated production overhead, glass bottle costs are the next most significant component of our cost of sales. The glass bottle industry is highly concentrated with only a small number of quality producers. We obtain our glass requirements from a limited number of producers under supply arrangements. We have been able to satisfy our production requirements with respect to the foregoing and consider our sources of supply to be adequate at this time. However, the inability of any of our glass bottle suppliers to satisfy our requirements could adversely affect our operations.

Seasonality

There is seasonality in the growing, procurement and transportation of grapes.  The wine industry typically experiences increased sales in October, November and December. Sales are typically higher upon the launch of a new product into the marketplace and when retailers promote brands through in-store displays and advertisements. We expect these trends to continue.

Our Team and Culture

Our team consists of seasoned professionals who have worked their way up through the industry often achieving senior level positions in noted wine companies such as Diagio, Constellation Brands, Inc., the Brown-Forman Corporation and Fetzer Vineyards.

In addition to building a seasoned team of professionals and shaping our entrepreneurial culture, an important part of our strategy is to create partnerships with the best organizations and professionals in order to leverage our core competencies in the most efficient, cost effective and profitable manner.  We are proud of the corporate partnerships we have created throughout our sales channels and our team believes we can build a business that can change the way consumers purchase and enjoy wine.

Sales and Marketing

We employ a relatively small full-time, in-house marketing, sales and customer service organization. Our sales and marketing team uses a range of marketing strategies designed to build brand equity and increase sales. Strategies include, but are not limited to, market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on-premise promotions, social media and public relations.

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

There are relatively few publicly traded beverage companies with significant wine operations. Two of the largest, Constellation Brands, Inc. – owner of brands such as Robert Mondavi, Clos du Bois and Kim Crawford – and Diageo plc – which owns Rosenblum, Chalone, Sterling and others – also have beer and spirits divisions.

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

Intellectual Property

We protect our proprietary rights through a variety of means and measures, including patents, trade secrets, copyrights, trademarks, contractual restrictions and technical measures. We sell a number of our brands under our registered trademarks. International trademark registrations are also maintained where it is appropriate to do so.  Each of the U.S. trademark registrations are renewable indefinitely so long as we are making a bona fide usage of the trademark.  As of September 1, 2015, we had 35 registered material trademarks, 17 published and 4 pending.

Regulatory Environment

The wine industry is part of the highly regulated U.S. liquor industry.  While there have been significant relaxations over time, such as those arising following the Granholm v. Heald U.S. Supreme Court decision in 2005, the U.S. wine industry is still highly regulated. For example, we are able to ship wine directly now to consumers and businesses in 42 states, but must still work through traditional “three-tier” distributors in the remaining 8 states.

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

As an agricultural processor, we are also regulated by Sonoma County and, as a producer of wastewater, by the state of California.  We maintain all necessary permits to operate our business.

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

We believe we are in compliance in all material respects with all applicable governmental laws and regulations in the countries in which we operate. We also believe that the cost of administration and compliance with, and liability under, such laws and regulations have not had a material adverse impact on our financial condition, results of operations or cash flows for the fiscal year ended June 30, 2015.

Employees

  As of June 30, 2015, we had a full time equivalent of 40 employees. We hire part time and seasonal help as needed. All employees were in the United States. We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial, and sales and marketing personnel. None of the employees are subject to collective bargaining agreements. We believe relations with our employees are good.

Information About Our Executive Officers

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2015 annual meeting of stockholders.

Available Information

Our principal executive offices are located at 125 Foss Creek Circle, Healdsburg, California 95448, and our telephone number is 1.707.431.4423. We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issues, including what we file electronically with the SEC at www.sec.gov. You may learn more about us by visiting our website at www.truetthurstinc.com, the information on our website is not part of this Form 10-K. The foregoing information regarding our website and our content is for your convenience only. The content of our website is not deemed to be incorporated by reference in this report or filed with the SEC.

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

We depend on a single bulk wine supplier for the production of several of our wines, particularly our direct to retailer designated labels. Our contract with this supplier ends after the 2015 harvest. Extension of this contract is not guaranteed and thus we may have exposure to the availability and pricing of bulk wine for our production needs which could increase the cost or reduce the amount of wine we are able to produce for sale. This could reduce our sales and profits.

We face inventory risk, and if we fail to predict accurately demand for our products, we may face write-downs or other charges.

We are exposed to inventory risks that may adversely affect our operating results as a result of new product launches, changes in product cycles and pricing, limited shelf-life of certain of our products, changes in consumer demand, and other factors. We endeavor to predict accurately, based on information from our distributors and our own reasonable assumptions, the expected demand for our products in order to avoid overproduction. Demand for products, however, can change significantly between the time of production and the date of sale.  It may be more difficult to make accurate predictions regarding new products.  In part, we depend on the marketing initiatives and efforts of our distributors in promoting our products and creating consumer demand and we have limited or no control regarding their promotional initiatives or the success of their efforts.  Also, to the extent that our products, such as our Winecraft products, have a limited shelf life, our failure to predict accurately consumer demand may lead to write-offs or impairment charges that will have a negative effect on our results of operations.  These write-offs or impairment or other charges may be assessed quarterly and may cause our period to period results to fluctuate.

We have a history of losses, and we may not achieve or maintain profitability in the future.

We have had a limited number of quarters or years of profitability and historically raised additional capital to meet our growth needs.  We expect to make significant future investments in order to develop and expand our business, which, we believe, will result in additional sales, marketing and general and administrative expenses that will require increased sales to recover these additional costs.  As a public company we expect to continue to incur legal, accounting, and other administrative expenses that are material. While our revenue has grown in recent periods, this growth may not be sustainable or sufficient to cover the costs required to successfully compete.

We may not generate sufficient revenue to achieve profitability. We may incur significant losses in the future for a number of reasons, including slowing demand for our products and increasing competition, as well as the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors in the expansion of our business. Accordingly, we may not be able to achieve or maintain profitability and, we may incur significant losses in the future, and this could cause the price of our Class A common stock to decline further.

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

Because a significant amount of our business is made through our retail exclusive model any change in our relationship with our retail partners could harm our business.

Our agreements with our direct retail partners are informal and therefore subject to change.  If one or more of our direct retail partners chose to purchase fewer of our products, or we were forced to reduce the prices at which we sell our products to these partners, our sales and profits would be reduced and our business would be harmed.

The loss of Mr. Hurst, Mr. Forgue, Ms. Lambrix, Mr. Shaw or other key employees or personnel would damage our reputation and business.

We believe that our success largely depends on the continued employment of a number of our key employees, including Phil Hurst, our Chief Executive Officer, Paul Forgue, our Chief Financial Officer and Chief Operations Officer, Virginia Lambrix, our Winemaker, and Kevin Shaw, an independent contractor who serves as our Creative Director.  Any inability or unwillingness of Mr. Hurst, Mr. Forgue, Ms. Lambrix, Mr. Shaw or other key management team members to continue in their present capacities could harm our business and our reputation.

A reduction in our access to/or an increase in the cost of, the third-party services we use to produce our wine could harm our business.

We utilize capacity at several third-party facilities for the production of a significant portion of our wines.  Our inability to use these or alternative facilities, at reasonable prices or at all, could increase the cost or reduce the amount of our production, which could reduce our sales and our profits.  We do not have long-term agreements with any of these facilities, and they may provide services to our competitors at a price above what we are willing to pay. The activities conducted at outside facilities include crushing, fermentation, storage, blending, canning and bottling.  Our reliance on these third parties varies according to the type of production activity.  As production increases, we must increasingly rely upon these third-party production facilities.  Reliance on third parties will also vary with annual harvest volumes.

In addition, we have limited direct impact over the quality control and quality assurance of these third-party manufacturers.  If our suppliers are not able to deliver products that satisfy our requirements, we may be forced to seek alternative providers, which may not be available at the same price, or at all. Moving production to a new third party service provider could negatively impact our financial results.

The terms of our bank loans with Bank of the West may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our bank loans include a number of customary restrictive covenants that could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. The bank loans contain usual and customary covenants, including, without limitation:

•	limitation on incurring senior indebtedness
•	limitation on making loans and advances;
•	limitation on investments, acquisitions and capital expenditures;
•	limitation on liens, mergers and sales of assets; and
•	limitation on activities of Truett-Hurst.

In addition, the bank loans contain negative and financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly),   debt service coverage ratio (measured annually) and minimum EBITDA (measured at December 31, 2015 and March 31, 2016).

Our ability to comply with the covenants and other terms of our bank loans will depend on our future operating performance and, in addition, may be affected by events beyond our control, and we may not meet them. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders or agree with our lenders to an amendment of the facility's terms to maintain compliance under such facility. If we are unable to obtain any necessary waivers and the debt is accelerated, it would have a material adverse effect on our financial condition and future operating performance, and we may be required to limit our activities.

Because our founders retain significant control over Truett-Hurst, current shareholders and new investors will not have as much influence on corporate decisions as they would if control were less concentrated.

As of June 30, 2015, our founders and affiliates control 48% of the combined voting power through their ownership of our outstanding Class A common stock and/or Class B common stock. Prior to conversion of their LLC Units, each holder of LLC Units holds a single share of our Class B common stock. Although these shares have no economic rights, they allow our existing owners to exercise voting power over Truett-Hurst, Inc., the managing member of the LLC, at a level that is consistent with their overall equity ownership of our business. As a result, our founders and their affiliates have significant influence in the election of directors and the approval of corporate actions that must be submitted for a vote of stockholders.

In addition, certain of our founders, as well as certain trusts and other entities under their control, have entered into guarantee agreements in connection with our bank loans with Bank of the West. For additional information related to our bank guarantees, see Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The interests of these affiliates may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by the other stockholders.  This concentration of ownership may also have the effect of delaying, preventing or deterring an acquisition of Truett-Hurst by a third party.

We have certain transactions with related parties, including our founders, which may present a conflict of interest.

We routinely source grapes for our products from vineyards owned by our founders and principal stockholders.  The interests of these affiliates in such transactions may be contrary to those desired by stockholders.   We have policies in place designed to mitigate the risk associated with such transactions; however, stockholders may be harmed by self-dealing with affiliates and our loss of corporate opportunity.

In addition, from time to time we enter into transactions for goods and services with entities in which our executive officers, directors and/or affiliates have interests, as further described under Part II, Item 8, Note 8, “Commitments and Contingencies - Related Party,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We also enter into grape and bulk wine purchase agreements from time to time with entities in which our founders have financial interests.  During FY14 and FY15, we have entered into such arrangements with:

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

We believe these arrangements reflect substantially the same market terms we would receive in transactions with unaffiliated third parties. However, if we fail to receive market terms for these transactions or other similar transactions in the future, our expenses could increase.

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

A reduction in consumer demand for wines could harm our business.

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

Recent examples of events affecting supply include the frost in 2008 that significantly impacted the amount of grapes harvested in Mendocino County, the frost of 2011 that had a significant impact on the crop size in Paso Robles and the widespread drought which impacted parts of the United States from 2011 to 2014. Currently 100% of the state of California is now classified as being in one of the three worst levels of drought which range from abnormally dry, moderate drought, severe drought, extreme drought and exceptional drought.

Factors that reduce the quantity of grapes may also reduce their quality, which in turn could reduce the quality or amount of wine we produce.  Deterioration in the quality of our wines could harm our brand name and a decrease in our production could reduce our sales and increase our expenses.

Adverse public opinion about alcohol may harm our business.

While a number of research studies suggest that moderate alcohol consumption may provide various health benefits, other studies conclude or suggest that alcohol consumption has no health benefits and may increase the risk of stroke, cancer and other illnesses.  An unfavorable report on the health effects of alcohol consumption could significantly reduce the demand for wine, which could harm our business and reduce our sales and increase our expenses.

In recent years, activist groups have used advertising and other methods to inform the public about the societal harms associated with the consumption of alcoholic beverages.  These groups have also sought, and continue to seek, legislation to reduce the availability of alcoholic beverages, to increase the penalties associated with the misuse of alcoholic beverages, or to increase the costs associated with the production of alcoholic beverages.  Over time, these efforts could cause a reduction in the consumption of alcoholic beverages generally, which could harm our business and reduce our sales and increase our expenses.

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

We entered into a tax receivable agreement with our pre-IPO owners that provides for the payment by Truett-Hurst, Inc. to these parties of 90% of the benefits, if any, that Truett-Hurst, Inc. is deemed to realize as a result of the increases in tax basis resulting from our purchases or exchanges of LLC Units and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

We expect that the payments that we may make under the tax receivable agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and/or distributions to Truett-Hurst, Inc. by H.D.D. LLC are not sufficient to permit Truett-Hurst, Inc. to make payments under the tax receivable agreement after it has paid taxes. The payments under the tax receivable agreement are not conditioned upon the continued ownership of us by the counterparties to the tax receivable agreement.

Our founders have significant influence on Truett-Hurst and their interests may differ from those of our public stockholders.

As of June 30, 2015, our founders and affiliates control 48% of the combined voting power through their ownership of our outstanding Class A common stock and/or Class B common stock. Because the our founders and affiliates hold a majority of their ownership interest in our business through the LLC, rather than through the public company, the founders and affiliates may have conflicting interests with holders of shares of our Class A common stock. For example, our founders and affiliates may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that we entered in to, and whether and when we should terminate the tax receivable agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions may take into consideration the founders’ and affiliates’ tax or other considerations even where no similar benefit would accrue to us.

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

We recorded deferred tax assets of $6.4 million related to the exchange of 1.1 million LLC units for an equal amount of THI Class A common stock since our IPO. We recorded a $5.7 million long-term liability due to LLC unit holders who converted their units to shares which represents 90% of the estimated tax benefits and $0.6 million for the difference in the recorded deferred tax asset and computed TRA liability and recorded as an adjustment to equity. Additionally, we recorded a valuation allowance on our deferred tax assets for $6.4 million as it was determined that it was more likely than not that the tax benefits would not be realized, which resulted in corresponding adjustments to the TRA liability and equity as mentioned above.

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

Risks Related to Our Class A Common Stock

Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a delisting of our Class A common stock.

If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the requirement that we maintain a share price of at least $1.00 per share, NASDAQ may take steps to de-list our Class A common stock. Such a delisting would likely have a negative effect on the price of our Class A common stock and would impair your ability to sell or purchase our Class A common stock when you wish to do so. In the event of a delisting, we would expect to seek to take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Class A common stock to become listed again, stabilize the market price or improve the liquidity of our Class A common stock or prevent our Class A common stock from dropping below the NASDAQ minimum bid price requirement in the future.

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

Even if we decide in the future to pay any dividends, Truett-Hurst, Inc. is a holding company with no independent operations of its own except its controlling member equity interest in the LLC. As a result, Truett-Hurst, Inc. depends on H.D.D. LLC and its affiliates for cash to pay its obligations and make dividend payments. Deterioration in the financial condition, earnings or cash flow of H.D.D. LLC and its affiliates for any reason could limit or impair its ability to pay cash distributions or other distributions to us. In addition, our ability to pay dividends in the future is dependent upon our receipt of cash from H.D.D. LLC and its affiliates. H.D.D. LLC and its affiliates may be restricted from sending cash to us by, among other things, law or provisions of the documents governing our existing or future indebtedness.

If securities or industry analysts stop publishing research or reports about our business, or if they downgrade their recommendations regarding our Class A common stock, our stock price and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We have limited research coverage for our stock and it is difficult to attract research coverage for small-cap companies like ours. If any of the analysts who cover us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, our Class A common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.

The market price and trading volume of our common stock may be volatile and may be affected by market conditions beyond our control.

The trading price of shares of our common stock may fluctuate substantially. The trading price for many micro-cap and small-cap stocks tends to be volatile. As a result, the prevailing trading price of the shares of our common stock lower than prices paid by investors, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause investors to lose part or all of their investment in shares of our common stock. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results, departures of key management personnel, failure to meet analysts' earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, and other factors. You may be unable to resell your shares of Class A common stock at or above the price you originally paid. In addition as a result of our market capitalization, among other factors, there is limited liquidity in the market for our common stock. As a result, even if you choose to sell your shares of Class A common stock, you may find it difficult to do so.

In past years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

You may be diluted by the future issuance of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise.

As of June 30, 2015, we have an aggregate of 11.0 million shares of Class A common stock authorized but unissued, including approximately 3.0 million shares of Class A common stock issuable upon exchange of outstanding LLC Units and 0.4 million shares reserved for issuance under our 2012 Incentive Plan. See Part II, Item 8, Note 13, “Stock-based Compensation” to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and restricted stock rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. Any Class A common stock that we issue, including under our 2012 Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by then existing holders of our Class A common stock.

We incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

We lease a winery located at 4035 Westside Road, Healdsburg, California which is approximately three acres.  The term of the lease is five years commencing on March 1, 2011 and ending on February 29, 2016, with a tenant option to extend for an additional five-year period. On July 27, 2015 we exercised our option to extend the lease term through February 29, 2021. Our wine production operations and certain corporate offices are located at this facility.

We lease approximately 2,500 square feet for administrative offices at 125 Foss Creek Circle, Healdsburg, California. The lease commenced on October 15, 2013 and ends on October 31, 2016, and contains three one-year renewal options with adjustment to market rents.

We consider these facilities to be suitable and adequate for the management and operation of our business. For additional information related to leases, see Part II, Item 8, Note 8, “Commitments and Contingencies.”

Item 3.	Legal Proceedings

Litigation Matters

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

Indemnification Obligations

Our certificate of incorporation and our bylaws provide that we shall indemnify our directors and executive officers and shall indemnify our other officers and employees and other agents to the fullest extent permitted by law. We believe that indemnification under our bylaws covers at least negligence and gross negligence on the part of indemnified parties. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether our bylaws would permit indemnification.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our Class A common stock is traded on The NASDAQ Capital Market under the symbol "THST". As of September 15, 2015, the record date for our 2015 annual meeting, there were approximately 22 holders of record of Class A common stock and 8 holders of record of Class B common stock. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our Class A common stock, as reported on The NASDAQ Capital Market:

Fiscal 2014	Low Price	High Price
Quarter ended 9/30/2013	$4.60	$6.00
Quarter ended 12/31/2013	$3.39	$5.55
Quarter ended 3/31/2014	$4.16	$6.15
Quarter ended 6/30/2014	$4.71	$5.37

Fiscal 2015	Low Price	High Price
Quarter ended 9/30/2014	$4.10	$6.00
Quarter ended 12/31/2014	$3.72	$5.74
Quarter ended 3/31/2015	$2.05	$4.28
Quarter ended 6/30/2015	$2.21	$3.28

As of September 15, 2015, the last reported sale price on the NASDAQ Capital Market for our common shares was $1.60 per share. Our Class B common stock is not publicly traded.

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

Overview

We produce and sell premium, super-premium, ultra-premium and luxury wines and other select beverage alcohol products made from wine. The wine we make generally comes from grapes purchased from California based growers. In addition we purchase semi-finished bulk wine under contract and opportunistically on the spot market. On a more limited basis we also purchase finished goods from both foreign and domestic producers. We are headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. Our wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Petite Sirah, Merlot, and Cabernet Sauvignon and are sold across a number of price points via three distinct distribution channels: three-tier, direct to consumer and internet. Our business model is a combination of direct to consumer sales, traditional three-tier brand sales and retail exclusive brand sales. We own, design and develop our brands, including those developed and sold on a retailer exclusive basis. Our brands are differentiated and marketed through innovative packaging and label designs.

Wine sales in the three-tier channel are sold to distributors with programs available to the broad market (domestic and international markets) or to specific retailers on an exclusive basis. Our traditional three-tier distribution business consists of sales of Truett-Hurst, VML, Healdsburg Ranches, Colby Red and Bradford Mountain branded wines. Through our retailer exclusive brand model we work with our retail partners to develop innovative brands which resonate with their customers and are intended to increase store traffic and expand exclusive brand sales. Our retail exclusive model allows us to own the brands we create, which we believe differentiates us from the traditional private label model, and allows us the option of expanding the brands into national and international broad markets, thereby further building our brand equity.  Our direct to consumer channel consists of sales through our tasting rooms, wine clubs and via the internet.

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

At June 30, 2015, there were 3.0 million LLC Units held by parties other than THI which upon exercise of the right to exchange would exchange for Class A common stock on a one-for-one basis. During FY15, certain members converted 0.2 million LLC units into Class A common stock. At June 30, 2015, our founders and affiliates control 48% of the voting power of our outstanding Class A common stock and our outstanding Class B common stock. Prior to conversion of their LLC Units, each holder of LLC Units holds a single share of our Class B common stock. Accordingly, our founders and affiliates have significant influence on the election of the members of our board of directors, and thereby of our management and affairs.

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

Exchange Agreement

Prior to the completion of the IPO, we entered into an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers.  Under the exchange agreement, each LLC member (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at our election. As a holder exchanges their LLC Units, our interest in the LLC will be correspondingly increased. Through June 30, 2015, certain LLC members have exchanged 1.1 million LLC units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement.

Tax Receivable Agreement

Prior to the completion of the IPO, we entered into a tax receivable agreement with the LLC members. The agreement provides for the payment from time to time by us, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) increases in tax basis resulting from the exchange of LLC Units and (ii) certain other tax benefits related to us entering into the agreement, including tax benefits attributable to payments under the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC. For purposes of the agreement, the benefit deemed realized by the corporate taxpayer will be computed by comparing the actual income tax liability of the corporate taxpayer (calculated with certain assumptions) to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the exchanges, and had the corporate taxpayer not entered into the agreement. The term of the agreement will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the agreement for an amount based on the agreed payments remaining to be made under the agreement or the corporate taxpayer breaches any of its material obligations under the agreement in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the agreement.

We will be required to pay the counterparties to the tax receivable agreement for certain tax benefits we may claim arising in connection with current exchanges, future purchases or exchanges of LLC Units and related transactions, and the amounts we may pay could be significant.

H.D.D. LLC intends to make an election under Section 754 of the Internal Revenue Code (the "Code") effective for each taxable year in which an exchange of LLC Units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of H.D.D. LLC at the time of an exchange of LLC Units. As a result of these exchanges, Truett-Hurst Inc. will become entitled to a proportionate share of the existing tax basis of the assets of H.D.D. LLC. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of H.D.D. LLC that otherwise would not have been available.

Both this proportionate share and these increases in tax basis may reduce the amount of tax that Truett-Hurst Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We recorded deferred tax assets of $6.4 million related to the exchange of 1.1 million LLC units for an equal amount of THI Class A common stock since our IPO. We recorded a $5.7 million long-term liability due to LLC unit holders who converted their units to shares which represents 90% of the estimated tax benefits and $0.6 million for the difference in the recorded deferred tax asset and computed TRA liability and recorded as an adjustment to equity. Additionally, we recorded a valuation allowance on our deferred tax assets for $6.4 million as it was determined that it was more likely than not that the tax benefits would not be realized, which resulted in corresponding adjustments to the TRA liability and equity as mentioned above.

Reporting Segments

Our primary reporting segments are identified by each distinct distribution channel: wholesale, retail, and internet. For details, see “Net Sales” and Note 16, “Significant Customer Information, Segment Reporting and Geographic Information,” to the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Factors Affecting Our Operating Results

Our net sales are affected by advertising, discounts and promotions, merchandising, packaging and in the wholesale segment, the availability of display space at our retailer customers, all of which have a significant impact on consumers’ buying decisions.  Continued growth of our net sales and profits will depend, substantially, on the continued popularity of our new and existing brands, our ability to effectively manage our sales by channel, and our ability to maintain product supply to meet demand.

Fiscal 2015 compared to Fiscal 2014

Net Sales

Net sales include sales from each distribution channel. The following table compares net sales by distribution channel:

	For the years ended
	(in thousands, except percentages)
Distribution Channel	2015	2014	Increase (Decrease)	% Change
Wholesale	$16,803	$15,808	$995	6.3%
Direct to consumer	4,839	4,038	801	19.8%
Internet	4,984	2,211	2,773	125.4%
Total net sales	$26,626	$22,057	$4,569	20.7%

Total net sales increased 20.7% from FY14 to FY15 with growth experienced in each of our distribution channels.

Wholesale net sales increased 6.3% in FY15 compared to FY14. The FY15 sales were impacted by the lack of availability of paper bottles to support sales of our Paper Boy brand as FY14 contained Paper Boy sales. Additionally, net sales in FY15 were impacted by the loss contingency accrual associated with our Paper Boy brand of $0.6 million.

Direct to consumer net sales increased 19.8% in FY15 due to increased wine club memberships and increased tasting room traffic.

Internet net sales increased 125.4% in FY15 compared FY14. The increase was attributed to expansion of our customer reach through a partnership model and website traffic. In the first three quarters of FY15 we experienced significant percentage increases for internet sales. During the fourth quarter of FY15, the primary partnership that we had ended and we experienced significantly lower sales in the fourth quarter of FY15. We do not expect to see the pace of sales to recover from those experienced in the fourth quarter.

International sales were 8% of our wholesale net sales in both FY15 and FY14.

We record sales discounts and depletion allowances as a reduction of sales at the time of the sale. For FY15 and FY14, sales discounts and depletion allowances totaled $4.1 million and $1.7 million, respectively. We anticipate an increase in the aggregate dollar amount of sales discounts and depletion allowances in the upcoming fiscal year due to increased wholesale sales.

Cost of Sales

Costs of sales includes costs associated with direct and indirect grape growing costs, grapes purchased from vineyards we do not own, bulk wine and finished goods purchases, packaging materials, and direct and indirect winemaking production costs. No further costs are allocated to inventory once the product is bottled and ready for sale. The following table compares cost of sales by distribution channel:

	For the years ended
	(in thousands, except percentages)
Distribution Channel	2015	2014	Increase (Decrease)	% Change
Wholesale	$13,415	$11,668	$1,747	15.0%
Direct to consumer	1,768	1,565	203	13.0%
Internet	2,702	1,395	1,307	93.7%
Total cost of sales	$17,885	$14,628	$3,257	22.3%

Wholesale and direct to consumer sales cost of sales increased compared to the same prior-year period and was attributable to the sales mix, volume, increased tasting room traffic and a $0.8 million inventory write-downs of the Paperboy product and the CA Winecraft product. Internet cost of sales increase was due to its sales mix and pricing model.

Gross Profit / Gross Profit Margin

The following tables compare gross profit and gross profit margins by channel:

	For the years ended
	(in thousands, except percentages)
Distribution Channel	2015	2014	Increase (Decrease)	% Change
Wholesale	$3,388	$4,140	$(752)	-18.2%
Direct to consumer	3,071	2,473	598	24.2%
Internet	2,282	816	1,466	179.7%
Total gross profit	$8,741	$7,429	$1,312	17.7%

	For the years ended
	(in thousands, except percentages)
Distribution Channel	2015	2014	Increase (Decrease)
Wholesale	20.2%	26.2%	-6.0%
Direct to consumer	63.5%	61.2%	2.3%
Internet	45.8%	36.9%	8.9%
Overall gross margin percent of net sales	32.8%	33.7%	-0.9%

Wholesale gross profit margins in FY15 declined by 6.0% from FY14. The impact of the Paperboy related loss accrual charge ($0.6 million) and the Paper Boy related inventory write-down ($0.2 million) was significant to the reported margins in FY15. Additionally, wholesale margins were negatively impacted by the writedown of inventories related to the CA Winecraft product totaling ($0.6 million) as well as the overall lower margin of the CA Winecraft product launch in FY15. Wholesale margins will also have swings due to sales mix.

Direct to consumer gross profit margins increased compared to the same prior-year period and was attributable to sales mix and selected price increases associated with certain vintage transitions.

The internet gross profit margin increased year over year based on improved purchasing dynamics experienced primarily in the first three quarters of FY15 when the internet segment was experiencing significantly higher sales levels.

Sales and Marketing

Sales and marketing expenses consist primarily of non-production personnel costs, advertising and other marketing promotions. Advertising costs are expensed as incurred. For FY15 and FY14, advertising expense totaled approximately $0.6 million and $0.2 million, respectively. Sales and marketing expenses for the FY15 and FY14 periods are as follows:

	For the years ended
	(in thousands, except percentages)
	2015	2014	Increase (Decrease)	% Change
Sales and marketing	$7,035	$5,482	$1,553	28.3%
Percentage of net sales	26.4%	24.9%

Sales and marketing expense increased approximately $1.6 million or 28.3% in FY15 compared FY14. A significant portion of the increase is due to the variable expenses associated with our sales in our internet segment (i.e., shipping, credit card transaction fees and sales commissions). We have also had incremental investment in sales personnel, travel and entertainment, and brand related programming, promotions and incentives.

We report the amounts billed to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as a sales and marketing expense. For FY15 and FY14, shipping costs were $1.5 million and $0.8 million, respectively.

General and administrative

General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions.  General and administrative expenses for the FY15 and FY14 periods are as follows:

	For the years ended
	(in thousands, except percentages)
	2015	2014	Increase (Decrease)	% Change
General and administrative	$3,432	$2,699	$733	27.2%
Percentage of net sales	12.9%	12.2%

General and administrative expense increased 27.2% or $0.7 million in FY15 compared to FY14. There were increases year over year in personnel related expenses, legal expenses as well as non-cash stock compensation expense of approximately $0.1 million in FY15 when compared to FY14.

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

Interest Expense

Interest expense for FY15 was $0.3 million compared to $0.2 million for the same prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of available cash are from operations, the revolving loan portion of our bank loans, equipment financing and equity offerings. Our primary cash needs are to fund working capital requirements (primarily inventory), capital expenditures for barrels and other equipment to facilitate increased production, repay our indebtedness (interest and principal payments) and operating expenses. We are able to borrow against our working capital assets (accounts receivable and inventory) via an asset based bank loan.   The actual wine programs and segments in which the grapes and bulk wine procured will be used are not known until our winemaker has completed the winemaking, blending and oak aging production process. It is not possible to accurately assign inventory to each segment because the bottled inventory may be sold in multiple segments.

	For the years ended		2015 to 2014
	(in thousands, except percentages)
	2015	2014	Inc (Dec)%
Working capital	$13,028	$15,296	$(2,268)	-14.8%
Cash and cash equivalents	$1,679	$5,567	$(3,888)	-69.8%

Borrowings under our credit facilities are at the London Interbank Offered Rate (“LIBOR”), plus a credit spread.  Borrowings under the equipment line of credit are converted to term notes, annually. For information regarding the loans and loan guarantees see below “Indebtedness” and “Security Agreements and Limited Guarantees” and “Note 8 – Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The availability is subject to our compliance with certain contractual financial and non-financial covenants. The terms of our bank loans require, among other things, compliance with certain financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly),  debt service coverage ratio (measured annually) and minimum EBITDA (measured at December 31, 2015 and March 31, 2016).

Working capital decreased $2.3 million for FY15 from $15.3 million for the comparable prior-year period. The decrease in working capital was attributable to fund operations and offset by an increase in inventories. Cash decreased by $3.9 million to $1.7 million at the end of FY15 from $5.6 million at the end of FY14.

We may purchase barrels and or equipment in the next twelve months. We have experienced no material trends or changes in the type or cost of our capital resources. We believe that our cash position and availability under our bank loan and equipment line of credit will be adequate to finance working capital needs and planned capital expenditures for at least the next twelve months. We may, however, require additional liquidity as we continue to execute our business strategy. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity, although no assurance can be given that such forms of capital will be available to us, or available to us on terms which are acceptable, at such time.

Cash Flows

A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	For the years ended		2015 to 2014
	(in thousands)
	2015	2014	Inc (Dec)
Net cash used in operating activities	$(2,916)	$(6,919)	$4,003
Net cash used in investing activities	$(999)	$(754)	$(245)
Net cash provided by financing activities	$27	$1,870	$(1,843)

Operating Activities

Net cash used in operating activities decreased $4.0 million for FY15 compared to the same prior-year end period.

The decrease in operating cash usage in FY15 was primarily driven by change in working capital. There was an increase in inventory and a decrease bulk wine deposit versus FY14. Accounts receivable was a source of cash in FY15 versus a use of cash in FY14. Accounts payable and accrued expenses also provided $1.0 million to operating cash in FY15 versus being a use of cash in FY14. The reduction in accounts payable and accrued expenses in FY14 was primarily due to IPO related expenses from FY13 that were paid in FY14. Operating activity for the year includes a non-cash add back for the reserve for obsolete inventories in the amount of $0.6 related to the CA Winecraft product.

Investing Activities

Net cash used in investing activities decreased $0.2 million for FY15 compared to the same prior-year end period.

In addition to barrel purchases, we acquired full control of the Stonegate brand and invested in long lived assets associated with brands including but not limited to CA Winecraft and the Republic of Wine.

Financing Activities

Net cash provided by financing activities decreased $1.8 million for FY15 compared to the same prior-year end period. In FY14, the line of credit borrowing increased by $1.8 million versus an increase of $0.3 million in FY15. In FY15, we repaid $0.3 million in scheduled amortization of other debt while other debt increased by $0.2 million in FY14.

Contractual Obligations and Commitments

Financing Agreements

Indebtedness

Our indebtedness is comprised primarily of bank loans. As of June 30, 2015, we were engaged in refinancing our bank loans and obtaining an additional Equipment Purchase Line of Credit for our capital expenditure needs in fiscal 2016. On July 15, 2015, we completed the refinancing process with our lender, Bank of the West. Below is a description of the loans as of June 30, 2015 as well as those put in place as of July 15, 2015.

For information regarding the loan guarantees see below “Security Agreements and Limited Guarantees” below and Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Bank Loans.

•	Line of Credit Note:
▪	As of June 30, 2015, we had a $9 million revolving line of credit with a maturity date of July 31, 2015 with an annual interest rate of 1.75% above LIBOR on the outstanding balance. On July 15, 2015, the line of credit commitment was increased to $10 million and the maturity date was extended to July 31, 2016. The outstanding balance on the new revolving line of credit accrues interest at an increased annual rate of 2.25% above LIBOR.

•	Equipment Purchase Line of Credit Note:
▪	As of June 30, 2015, we had a $0.5 million equipment purchase line of credit note that was fully drawn and accrued interest at a rate of 2.25% above the floating One-Month LIBOR Rate. This Equipment Purchase Line of Credit matured July 31, 2016 and converted to a term loan with a 48-month amortization schedule.

▪	On July 15, 2015, we received a new Equipment Purchase Line of Credit Note in the amount of $0.5 million that matures on July 31, 2016. The outstanding balance on the Equipment Purchase Line of Credit Note accrues interest at a rate of 2.25% above the floating One-Month LIBOR Rate.

•	Foreign Exchange Note:
▪	As of June 30, 2015, we had a foreign exchange note in the principal amount of $0.1 million from the bank due on or before July 31, 2015 that carried a 10% credit percentage and permitted us to enter into any spot or forward transaction to purchase from or sell to the bank a foreign currency of an agreed amount. There was no balance outstanding on the Foreign Exchange Note. On July 15, 2015, the maturity date of the Foreign Exchange Note was extended to July 31, 2016 and the rate was increased to 15%.

The bank loans contains usual and customary covenants, including, among others, limitations on incurrence of senior indebtedness, the making of loans and advances, investments, acquisitions, and capital expenditures, the incurrence of liens, the consummation of mergers and asset sales; and changes in business and activities. In addition, the bank loans contains negative and financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly), and debt service coverage ratio (measured annually). The bank loans obtained on July 15, 2015 also include a minimum EBITDA covenant to be measured on December 31, 2015 and March 31, 2016.

Covenant Breaches

While our bank loans as of June 30, 2015 included a minimum debt service coverage ratio, we refinanced those loans before the debt service covenant was measured with new loans that do not require a debt service coverage ratio test as of June 30, 2015.

For additional information related to our bank loans, see Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Security Agreements and Limited Guaranties

In connection with our entry into the Bank of the West Loan on July 16, 2012, certain of our executive officers, as well as certain trusts and other entities under their respective control, had entered into guarantee agreements. A number of these guarantees were modified when we renewed our loans with Bank of the West on July 15, 2015. When the guarantees were modified the limited guaranty from the Hambrecht Trust and the unlimited guaranty from Hambrecht Wine Group were released. The guarantees in place as of July 15, 2015 are described below.

Limited Guaranty – Hurst Trust: On July 15, 2015, the Hurst Trust , a member of the LLC, and Phillip L. Hurst , director and CEO of the LLC and Truett-Hurst, Inc. and a co-trustee of the Hurst Trust, entered into a Limited Guaranty pursuant to which the Hurst Trust and Mr. Hurst, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us.  The liability of the Hurst Trust and Mr. Hurst, as guarantor, is limited to 61% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Dolan 2005 Trust: On July 15, 2015, the Dolan 2005 Trust, a member of the LLC, and Heath E. Dolan, a director of the LLC and Truett-Hurst, Inc. and a co-trustee of the Dolan 2005 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2005 Trust and Mr. Dolan, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us.  The liability of the Dolan 2005 Trust and Mr. Dolan, as guarantor, is limited to 23% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Dolan 2003 Trust: On July 15, 2015, the Dolan 2003 Trust, a member of the LLC, and Paul E. Dolan, III , a director of the LLC and Truett-Hurst, Inc. and trustee of the Dolan 2003 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2003 Trust and Mr. Dolan, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us.  The liability of the Dolan 2003 Trust and Mr. Dolan, as guarantor, is limited to 23% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Carroll-Obremskey Trust: On July 15, 2015, the Carroll-Obremskey Trust, a member of the LLC, and Daniel A. Carroll, a director of the LLC and Truett-Hurst, Inc. and a co-trustee of the Carroll-Obremskey Trust, entered into a Limited Guaranty pursuant to which the Carroll-Obremskey Trust and Mr. Carroll, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us.  The liability of the Carroll-Obremskey Trust and Mr. Carroll, as guarantor, is limited to 48% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Concentration of Credit Risk and Off-Balance Sheet Arrangements

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivables. We maintain our accounts for cash principally at one major bank in the United States. Historically, our daily cash balances have been small due to our sweep arrangement with the line of credit. We have not experienced any losses on our deposits of cash. Although we try to limit the amount of credit exposure with our major bank, we do in the normal course of business maintain cash balances in excess of federally insured limits.

Our accounts receivable consists primarily of trade receivables from customers who tend to be large distributors. We review accounts receivable regularly and make estimates for allowance for doubtful accounts when there is doubt as to the collectability of individual balances. We believe our accounts receivable credit risk exposure is limited and we have not experienced significant accounts receivable write offs.

Off-Balance Sheet Arrangements

We do not have off-balance sheet risks related to foreign exchange contracts, option contracts or other foreign hedging arrangements.

Leases and Commitments

We lease a winery, tasting room facility, office space and certain office equipment. We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements with third parties and related party growers.  The following table presents future minimum inventory commitments as of June 30, 2015:

Years ending June 30:	Third Parties	Related Parties	Total
	(in thousands)
2016	$4,872	$491	$5,363
2017	1,040	479	1,519
2018	388	480	868
2019	191	273	464
Thereafter	-	-	-
Total	$6,491	$1,723	$8,214

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

On February 18, 2014, we entered into a two-year supply agreement (with three, one-year renewal options) with a U.S supplier and we believed the supply relationship would provide the volume to meet our PaperBoy sales goals. Due to their failure to perform, this contract has been terminated and no go forward financial liability exists.

At June 30, 2015, total future purchase commitments for finished goods total approximately $5.3 million and are expected to be fulfilled during fiscal 2015 to 2017.

Production

We enter into various contracts with third party service providers for grape crushing and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. Our current contract for custom crush only covers the 2015 harvest. Our current bottling contract requires a minimum of 200,000 cases at $2.40 per case to be bottled in a one year period.

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

Our critical accounting policies include:

Liquidity and Capital Resources

The terms of our bank loans require, among other things, compliance with certain financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly), debt service coverage ratio (measured annually), and minimum EBITDA (measured December 31, 2015 and March 31, 2016). For additional information related to our bank loans, see Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Accounts Receivable

Accounts receivable consists primarily of trade receivables from customers who tend to be large distributors.  We review accounts receivable regularly and make estimates for allowance for doubtful accounts when there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness, and current economic trends.  Bad debts are written off after all collection efforts have ceased.  We generally do not require collateral from our customers.  We do not accrue interest on past-due amounts.  An allowance for doubtful accounts was not recorded for FY15 and FY14, as bad debts have historically been negligible.

Inventories

Inventories consist primarily of bulk and bottled wine, capitalized cultural costs, merchandise and purchased grapes valued at the lower of cost or market using the first-in, first-out or specific identification method.  In accordance with general wine industry practice, bulk and bottled wine inventories are included in current assets, although a portion of such inventories may be aged for a period longer than one year. Costs related to growing grapes on our vineyards are reflected in inventories as capitalized cultural costs. Upon completion of the harvest, these costs are included in bulk wine.  Costs associated with winemaking and the production of wine are reflected in inventories as bulk wine until the wine has been bottled and is available for sale.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated on a straight-line basis over the useful lives of the asset, principally twenty to forty years for building and improvements, five years for machinery and equipment, seven to fifteen years for vineyard development, ten to twenty years for vineyard equipment, five to ten years for furniture and fixtures, the shorter of estimated useful life or lease term, generally five years for leasehold improvements and five years for vehicles.  Costs incurred in developing vineyards are capitalized and depreciation commences when the related vineyard becomes commercially productive.

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

Goodwill and Intangible Assets

We review our goodwill and indefinite lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use April 1 as our annual impairment test measurement date. In other periods we measure goodwill and intangible for impairment if changes in business circumstances require us to do so.  Indefinite lived intangible assets consist primarily of trademarks.  Intangible assets determined to have a finite life are amortized over their estimated useful lives, principally four years for the customer lists and non-compete agreement, five years for proprietary technology and ten years for the trademark.  Patents will be amortized over their estimated legal lives.

Other Assets

Other assets are amortized over their estimated useful lives, principally five years for label design costs, the lesser of the loan term or ten years for loan fees, ten years for lease costs – related party, and five years for website design costs. Label designs are evaluated for impairment in accordance with our policy on impairment of long lived assets.

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

Sales Discounts and Depletion Allowances

We record sales discounts and depletion allowances as a reduction of sales at the time of the sale. For FY15 and FY14, sales discounts and depletion allowances totaled $4.1 million and $1.7 million, respectively.

Cost of Sales

Cost of sales includes costs associated with grape growing, grapes purchased from vineyards we do not own, bulk wine and finished goods purchases, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, purchasing and receiving costs and certain warehousing costs.  No further costs are allocated to inventory once the product is bottled and available for sale. Inventory reserves and provisions are included in cost of sales.

Expense Allocation

The LLC Operating Agreement provides that substantially all expenses incurred by or attributable to our company, income tax expenses and payments on indebtedness are borne by the LLC.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of non-manufacturing personnel, advertising and other marketing promotions.  Advertising costs are expensed as incurred.  For FY15 and FY14, advertising expense totaled approximately $0.6 million and $0.2 million, respectively.

General and Administrative Expenses

General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions.

Shipping and Handling Fees and Costs

We report the amounts billed to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as a sales and marketing expense.  Our gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of sales.  For FY15 and FY14, shipping costs were $1.5 million and $0.8 million, respectively.

Income Taxes and Deferred Tax Asset Valuation

The LLC is treated as a partnership under the Internal Revenue Code of 1986, as amended (the “Code”). The members separately account for their pro-rata share of income, deductions, losses, and credits. Therefore, no provision is made for the LLC’s share of net income (loss) in the consolidated financial statements for liabilities for federal, state, or local income taxes which liabilities are the responsibility of the individual members. The LLC is subject to entity level taxation in the state of California. As a result, the accompanying consolidated statements of income include tax expense related to this state. Subsequent to June 26 2013, Truett-Hurst, Inc. became subject to U.S. federal, state, and local taxes with respect to its allocable share of any taxable income of H.D.D. LLC and will be taxed at the prevailing corporate rates.

The provision for income taxes is calculated using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The net deferred tax asset is evaluated at the end of each year considering all available positive and negative evidence, including reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. When we do not believe the realization of a deferred tax asset is likely, we record a valuation allowance. During the fiscal year, we recorded a valuation allowance of $6.7 million as it was determined that it was more likely than not that the tax benefits would not be realized. This is an increase of $3.7 million from the $3.0 million recorded in FY14.

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

As of June 30, 2015, there are no material uncertain tax positions and we expect no major changes in the next 12 months. We file income tax returns in the U.S. federal and the state jurisdiction of California. For Truett-Hurst, Inc., U.S. federal and state tax returns associated with fiscal year ended 2013 are currently open to examination. US federal and state tax returns for H.D.D. LLC associated with calendars years ended 2011-2014 are currently open to examination.

Stock-Based Compensation

Stock-based compensation is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Compensation – Stock Compensation (“ASC Topic 718”).  ASC Topic 718 requires the measurement of compensation for stock-based awards based on the estimated fair values at the grant date for equity classified awards and the recognition of the related compensation expense over the appropriate vesting period.  Under ASC Topic 718, compensation expense is based, among other things, on (i) the classification of an award, (ii) assumptions relating to fair value measurement such as the value of the stock of Truett-Hurst and its volatility, the expected term of the award and forfeiture rates, and (iii) whether performance criteria, if any, have been met. We use both internal and external data to assess compensation expense. Changes in these estimates could significantly impact stock based compensation expense in the future.  The expected term of the option is based upon the contractual term, expected employee exercise and expected post-vesting employment termination behavior.

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

In August, 2015 , the FASB issued ASU No. 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.”

In August 2014, the FASB issued ASU No. 2014-15: Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update sets forth a requirement for management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 will be effective for us in FY17. We are in the process of assessing the future impact of this update to the consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are set forth in Item 15 of this annual report and are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders, Truett-Hurst, Inc.

We have audited the accompanying consolidated balance sheets of Truett-Hurst, Inc. and subsidiaries (“the Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended June 30, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Truett-Hurst, Inc. and subsidiaries as of June 30, 2015 and 2014 and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

Santa Rosa, California

September 28, 2015

TRUETT-HURST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2015	June 30, 2014
ASSETS

Current assets:
Cash and cash equivalents	$1,679	$5,567
Accounts receivable	2,797	3,300
Inventories	22,127	17,179
Bulk wine deposit	345	1,424
Other current assets	316	161
Total current assets	27,264	27,631

Property and equipment, net	5,751	5,553
Intangible assets, net	481	629
Other assets, net	407	381
Goodwill	-	134
Total assets	$33,903	$34,328

LIABILITIES and EQUITY

Current liabilities:
Credit facilities	$9,034	$8,685
Accounts payable and accrued expenses	4,176	3,194
Accrual for sales returns	524	-
Due to related parties	134	56
Related party note	-	67
Current maturities of long-term debt	368	333
Total current liabilities	14,236	12,335

Deferred rent liability	26	48
Long-term debt, net of current maturities	3,272	3,527
Total liabilities	17,534	15,910

Commitments and contingencies (Note 8)

Equity:
Stockholders' equity
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized,
zero issued and outstanding at June 30, 2015 and June 30, 2014	-	-
Class A common stock, par value $0.001 per share, 15,000,000 authorized, 4,010,120 issued and outstanding at June 30, 2015 and 3,750,472 issued and outstanding at June 30, 2014	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized, 8 issued and outstanding at June 30, 2015 and 9 issued and outstanding at June 30, 2014	-	-
Additional paid-in capital	14,618	14,057
Accumulated deficit	(5,356)	(3,995)
Total Truett Hurst, Inc. equity	9,266	10,066
Non controlling interests	7,103	8,352
Total equity	16,369	18,418
Total liabilities and equity	$33,903	$34,328

See accompanying notes to consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	For the years ended June 30,
	2015	2014

Sales	$27,380	$22,564
Less excise tax	(754)	(507)
Net sales	26,626	22,057

Cost of sales	17,885	14,628

Gross profit	8,741	7,429

Operating expenses:
Sales and marketing	7,035	5,482
General and administrative	3,432	2,699
Provision for loss of deposit	-	490
Impairment of goodwill and intangible assets	361	-
Impairment of other assets	112	-
Loss (gain) on disposal of assets	12	(3)
Total operating expenses	10,952	8,668
Loss from operations	(2,211)	(1,239)
Other expense:
Interest expense, net	(286)	(170)
Other	(111)	(56)
Total other expense	(397)	(226)
Loss before income taxes	(2,608)	(1,465)
Income tax expense (benefit)	2	(181)
Net loss	(2,610)	(1,284)
Net loss attributable to non controlling interest: The Wine Spies, LLC	(162)	(118)
Net loss attributable to Truett-Hurst, Inc. and H.D.D. LLC	(2,448)	(1,166)
Less: Net loss attributable to non controlling interest: H.D.D. LLC	(1,087)	(638)
Net loss attributable to Truett-Hurst, Inc.	$(1,361)	$(528)

Net loss per share:
Basic and diluted	$(0.35)	$(0.15)

Weighted average shares used in computing net loss per share:
Basic and diluted shares	3,862,214	3,621,455

See accompanying notes to consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

					Additional			Total
	Class A		Class B		Paid-In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balances at July 1, 2013	2,700,000	$3	10	$-	$10,977	$(3,467)	$11,711	$19,224

Vesting of Class A restricted stock	112,000	-	-	-	-	-	-	-
Conversion of LLC units for Class A common stock	938,472	1	-	-	2,603	-	(2,603)	1
Forfeiture of Class B common stock	-	-	(1)	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	436	-	-	436
Effects of tax receivable agreement	-	-	-	-	41	-	-	41
Net loss	-	-	-	-	-	(528)	(756)	(1,284)
Balances at June 30, 2014	3,750,472	$4	9	$-	$14,057	$(3,995)	$8,352	$18,418
Vesting of Class A restricted stock	86,802	-	-	-	-	-	-	-
Conversion of LLC units for Class A common stock	172,846	-	(1)	-	-	-	-	-
Forfeiture of Class B common stock	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	561	-	-	561
Net loss	-	-	-	-	-	(1,361)	(1,249)	(2,610)
Balances at June 30, 2015	4,010,120	$4	8	$-	$14,618	$(5,356)	$7,103	$16,369

See accompanying notes to consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,610)	$(1,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	685	540
Reserve for obsolescence of inventories	623	-
Impairment of goodwill and intangible assets	361	-
Impairment of other assets	112	-
Stock-based compensation	561	436
Loss on fair value of interest rate swap	46	44
Loss (gain) on disposal of assets	12	(3)
Deferred rent	(22)	(5)
Deferred taxes	-	(180)

Changes in operating assets and liabilities, net
Accounts receivable	503	(484)
Inventories	(5,571)	(3,957)
Bulk wine deposit	1,079	(1,424)
Other current assets	(201)	40
Accounts payable and accrued expenses	982	(639)
Accrual for sales returns	524	-
Net cash used in operating activities	(2,916)	(6,916)

Cash flows from investing activities:
Acquisition of property and equipment	(681)	(547)
Acquisition of intangible and other assets	(321)	(209)
Proceeds from sale of assets	3	2
Net cash used in investing activities	(999)	(754)

Cash flows from financing activities:
Net proceeds from line of credit	349	1,798
Net proceeds from (payments to) related parties	11	(85)
Proceeds (payments to) on long-term debt	(333)	156
Payments on amount due factor	-	1
Net cash provided by financing activities	27	1,870

Net decrease in cash and cash equivalents	(3,888)	(5,800)
Cash and cash equivalents at beginning of year	5,567	11,367
Cash and cash equilvalents at end of year	$1,679	$5,567

Supplemental disclosure of cash flow information:
Cash paid for interest	$258	$151
Cash paid for income taxes	$2	$21

Supplemental disclosure of non-cash transactions:
Seller-financed acquisition of trademark	$170	$-

See accompanying notes to consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 1 – BUSINESS

Business

Truett-Hurst, Inc. is a holding company formed in Delaware and its sole asset is the controlling member equity interest in H.D.D. LLC. The audited consolidated financial statements as of and for the year ended June 30, 2015 and June 30, 2014 include the results of Truett-Hurst, Inc. subsidiaries: H.D.D. LLC (“LLC”) and its consolidated subsidiary, The Wine Spies, LLC (“Wine Spies”) (collectively, “we,” “Truett-Hurst,” “our,” “us,” or “the Company”).  We refer to The Wine Spies, LLC as Wine Spies. Truett-Hurst consolidates the financial results of the LLC and subsidiary, and record a noncontrolling interests for the economic interest in the LLC and its subsidiary.  Noncontrolling interests represent the portion of equity ownership in subsidiaries that are not attributable to Truett-Hurst, Inc.

We operate and control all of the business and affairs and consolidate the financial results of the LLC. In addition, pursuant to the limited liability company agreement of the LLC, we have the right to determine when distributions will be made to the members of the LLC and the amount of distributions. If we authorize a distribution, such distribution will be made to the members of the LLC pro rata in accordance with the percentages of their respective limited liability company interests.

Quantities or results referred to as “to date” or “as of this date” mean as of or to June 30, 2015, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year. For example, “FY14” and “fiscal year 2014” each refer to the fiscal year ended June 30, 2014 and “FY15” and “fiscal year 2015” each refer to the fiscal year ended June 30, 2015. This Annual Report on Form 10-K references certain trademarks and registered trademarks of ours and products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

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

As of June 30, 2015 there were 3.0 million LLC Units held by parties other than Truett-Hurst, Inc. which upon exercise of the right to exchange would exchange for 3.0 million shares of Class A common stock. As of June 30, 2015, there have been 1.1 million LLC units exchanged.

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

As of June 30, 2015, our founders and affiliates control 48% of the combined voting power through their ownership of our outstanding Class A common stock and/or Class B common stock. Prior to conversion of their LLC Units, each holder of LLC Units holds a single share of our Class B common stock. Accordingly, our founders and affiliates have significant influence on the election of members of our board of directors, and thereby to influence on our management and affairs.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 1 – BUSINESS, continued

Formation Transactions, continued

The LLC Agreement provides that substantially all expenses incurred by or attributable to us (such as expenses incurred in connection with the IPO), but not including obligations incurred under the Tax Receivable Agreement (see below), our income tax expenses and payments on indebtedness incurred by us, are to be borne by the LLC.

Exchange Agreement

Prior to the completion of the IPO, we entered into an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers.  Under the exchange agreement, each LLC member (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at our election. As a holder exchanges their LLC Units, our interest in the LLC will be correspondingly increased. During FY14, certain LLC members exchanged 0.9 million LLC units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement. During FY15, certain LLC members exchanged 0.2 million LLC units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement.

Tax Receivable Agreement

Prior to the completion of the IPO, we entered into a tax receivable agreement with the LLC members. The agreement provides for the payment from time to time by us, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) increases in tax basis resulting from the exchange of LLC Units and (ii) certain other tax benefits related to us entering into the agreement, including tax benefits attributable to payments under the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC. For purposes of the agreement, the benefit deemed realized by the corporate taxpayer will be computed by comparing the actual income tax liability of the corporate taxpayer (calculated with certain assumptions) to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the exchanges, and had the corporate taxpayer not entered into the agreement. The term of the agreement will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the agreement for an amount based on the agreed payments remaining to be made under the agreement or the corporate taxpayer breaches any of its material obligations under the agreement in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the agreement.

H.D.D. LLC intends to make an election under Section 754 of the Internal Revenue Code (the "Code") effective for each taxable year in which an exchange of LLC Units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of H.D.D. LLC at the time of an exchange of LLC Units. As a result of these exchanges, Truett-Hurst Inc. will become entitled to a proportionate share of the existing tax basis of the assets of H.D.D. LLC. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of H.D.D. LLC that otherwise would not have been available.

Both this proportionate share and these increases in tax basis may reduce the amount of tax that Truett-Hurst, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We recorded deferred tax assets of $6.4 million related to the exchange of 1.1 million LLC units for an equal amount of THI Class A common stock during FY14 and FY15. We recorded a $5.7 million long-term liability due to LLC unit holders who converted their units to shares which represents 90% of the estimated tax benefits and $0.6 million for the difference in the recorded deferred tax asset and computed TRA liability and recorded as an adjustment to equity. Additionally, we recorded a valuation allowance on our deferred tax assets for $6.4 million as it was determined that it was more likely than not that the tax benefits would not be realized, which resulted in corresponding adjustments to the TRA liability and equity as mentioned above.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 1 – BUSINESS, continued

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

NOTE 2 – SUMMARY OF CRITICAL ACCOUNTING POLICIES

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

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 2 – SUMMARY OF CRITICAL ACCOUNTING POLICIES, continued

Critical Accounting Policies

Liquidity and Capital Resources

The terms of our bank loans require, among other things, compliance with certain financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly), debt service coverage ratio (measured annually), and minimum EBITDA (measured at December 31, 2015 and March 31, 2016). For additional information related to our bank loans, see Part II, Item 8, Note 8, “Commitments and Contingencies.”

Accounts Receivable

Accounts receivable consists primarily of trade receivables from customers who tend to be large distributors.  We review accounts receivable regularly and make estimates for allowance for doubtful accounts when there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness, and current economic trends.  Bad debts are written off after all collection efforts have ceased. We generally do not require collateral from our customers. We do not accrue interest on past-due amounts.

An allowance for doubtful accounts was not recorded for FY15 or FY14, as bad debts have historically been negligible.

Inventories

Inventories consist primarily of bulk and bottled wine, capitalized cultural costs, merchandise and purchased grapes valued at the lower of cost or market using the first-in, first-out or specific identification method.  In accordance with general wine industry practice, bulk and bottled wine inventories are included in current assets, although a portion of such inventories may be aged for a period longer than one year. Costs related to growing grapes on our vineyards are reflected in inventories as capitalized cultural costs. Upon completion of the harvest, these costs are included in bulk wine.  Costs associated with winemaking and the production of wine are reflected in inventories as bulk wine until the wine has been bottled and is available for sale.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated on a straight-line basis over the useful lives of the asset, principally twenty to forty years for building and improvements, five years for machinery and equipment, seven to fifteen years for vineyard development, ten to twenty years for vineyard equipment, five to ten years for furniture and fixtures, the shorter of estimated useful life or lease term, generally five years for leasehold improvements and five years for vehicles.  Costs incurred in developing vineyards are capitalized and depreciation commences when the related vineyard becomes commercially productive.

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

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 2 – SUMMARY OF CRITICAL ACCOUNTING POLICIES, continued

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

Sales Discounts and Depletion Allowances

We record sales discounts and depletion allowances as a reduction of sales at the time of the sale. For FY15 and FY14, sales discounts and depletion allowances totaled $4.1 million and $1.7 million, respectively.

Cost of Sales

Cost of sales includes costs associated with grape growing, grapes purchased from vineyards we do not own, bulk wine and finished goods purchases, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, purchasing and receiving costs and certain warehousing costs.  No further costs are allocated to inventory once the product is bottled and available for sale. Inventory reserves and provisions are included in cost of sales.

Expense Allocation

The LLC Operating Agreement provides that substantially all expenses incurred by or attributable to the Company, income tax expenses and payments on indebtedness are borne by the LLC.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of costs for non-manufacturing personnel, advertising and other marketing promotions.  Advertising costs are expensed as incurred. For FY15 and FY14, advertising expense totaled approximately $0.6 million and $0.2 million, respectively.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 2 – SUMMARY OF CRITICAL ACCOUNTING POLICIES, continued

General and Administrative Expenses

General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions.

Shipping and Handling Fees and Costs

We report the amounts billed to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as a sales and marketing expense.  Our gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of sales.  For FY15 and FY14, shipping costs were $1.5 million and $0.8 million, respectively.

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

As of June 30, 2015, there are no material uncertain tax positions and we expect no major changes in the next 12 months. We file income tax returns in the U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2009.

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

Stock-Based Compensation

Stock-based compensation is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Compensation – Stock Compensation (“ASC Topic 718”).  ASC Topic 718 requires the measurement of compensation for stock-based awards based on the estimated fair values at the grant date for equity classified awards and the recognition of the related compensation expense over the appropriate vesting period.  Under ASC Topic 718, compensation expense is based, among other things, on (i) the classification of an award, (ii) assumptions relating to fair value measurement such as the value of the stock of Truett-Hurst and its volatility, the expected term of the award and forfeiture rates, and (iii) whether performance criteria, if any, have been met. We use both internal and external data to assess compensation expense. Changes in these estimates could significantly impact stock based compensation

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 2 – SUMMARY OF CRITICAL ACCOUNTING POLICIES, continued

expense in the future.  The expected term of the option is based upon the contractual term, expected employee exercise and expected post-vesting employment termination behavior.

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

In August, 2015 , the FASB issued ASU No. 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.”

In August 2014, the FASB issued ASU No. 2014-15: Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update sets forth a requirement for management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 will be effective for us in FY17. We are in the process of assessing the future impact of this update to the consolidated financial statements.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and we do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our consolidated financial condition or the consolidated results of our operations.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30, 2015	June 30, 2014
	( in thousands)

Grapes, bulk wine, and capitalized cultural costs	$7,375	$5,499
Bottled wine	14,003	11,285
Bottling materials and other	544	395
Canned wine, net	205	-
Total inventories, net	$22,127	$17,179

In March 2015, in order to support the launch of our CA Winecraft brand with The Kroger Company, we produced almost 48,000 cases of product. We have estimated that the product maintains its highest quality for 10 months after its production date and as such this initial production has a “best by” date of January 2016. The initial production quantities were expected to be fully depleted based on commitments by Kroger to promote the product through in-store displays and its “Summer Rack Program.” CA Winecraft product started shipping to distributors in April 2015 and through May 2015 approximately 33,000 cases of product had shipped. In June 2015 to allow for distributor back stock and to support anticipated replenishment orders, we produced an additional 32,000 cases of product. The “best by” date for the second production is April 2016.

The number of stores that participated in the “Summer Rack Program” and/or stocked shelves with CA Winecraft product fell short of Kroger’s initial guidance and our expectations. Based on reports from Kroger, through early September, approximately 5,000 cases of product has been purchased by consumers. We are working with Kroger to increase both the number of stores selling the product and the retail rate of sale; however, we are unable to predict the impact of these efforts. In late August 2015, Kroger agreed to forgo exclusivity on the product, and since then we have been working with our distributors and other potential customers to increase points of distribution for the product outside the Kroger store network. There is no assurance that these sales efforts will lead to incremental orders. The lower number of distribution points combined with slower than anticipated retail rate of sale has left inventory levels higher than planned. As of June 30, 2015, we had approximately 45,000 cases of product in our inventory and through September 13, 2015 our inventory levels remain materially unchanged.

As of June 30, 2015, the net carrying cost of the CA Winecraft inventory was $0.2 million after establishing a $0.5 million reserve for potential obsolescence of the CA Winecraft product. Intangible assets and other assets related to CA Winecraft were written off in the amount of $0.1 million in FY15.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets as of FY15 include the fair market value of the interest rate swap for $0.02 million and other prepaid amounts of $0.3 million. Other current assets as FY14 include the fair market value of the interest rate swap for $0.07 million and other prepaid amounts of $0.1 million.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of June 30,
	(in thousands)
	2015	2014

Land and land improvements	$2,804	$2,804
Building and improvements	1,844	1,756
Machinery and equipment	1,785	1,233
Vineyard development	353	353
Vineyard equipment	327	327
Furniture and fixtures	260	256
Leasehold improvements	120	117
Vehicles	93	93
	7,586	6,939
Less accumulated depreciation and amortization	(1,835)	(1,386)

Total property and equipment, net	$5,751	$5,553

Total depreciation and amortization was $0.5 million $0.3 million for FY15 and FY14, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

In August 2012, we entered into a membership purchase interest agreement with an individual to purchase a 50% interest in The Wine Spies, LLC, to further develop our presence in on-line wine sales. The acquisition has been accounted for as a business combination and we have recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management and totaled $0.5 million. The intangibles are being amortized over their estimated lives ranging from four to ten years. We recorded the excess of consideration transferred over the aggregate fair values as goodwill in the amount of $0.1 million. We hold three of the four management control positions and therefore have consolidated the business as of the acquisition date. Noncontrolling interest is shown in the consolidated financial statements.

During the fourth quarter of FY15, the performance of our Wine Spies subsidiary showed a material decline as compared to recent trends. The declining performance triggered management to make an evaluation of the goodwill and intangible assets related to Wine Spies. As a result of the evaluation, management determined that the goodwill and intangible assets should be fully impaired. Impairment charges totaled $0.4 million ($0.1 million related to goodwill and $0.3 million related to intangible assets.

Costs related to obtaining trademarks and patents are capitalized and categorized as intangible asset with indefinite lives. We review the current and future plans for the trademarks and patents each year on April 1 to determine if any impairment in required.

Intangible asset balances are summarized as follows:

	As of June 30,
	(in thousands)
	2015	2014
Finite lives:
Customer lists	$-	$213
Trademarks	-	169
Proprietary technology	-	95
Non-compete agreement	-	38
Patents	44	42
	44	557
Less accumulated amortization	(1)	(189)
	43	368
Indefinite lives:
Trademarks	438	261
	$481	$629

Amortization expense of intangible assets was $0.1 million for FY15 and FY14, respectively. The expected future amortization of patents is $0.04 million. Patents are amortized from the time they are granted over the expected life of the patent.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 7 — OTHER ASSETS

Other assets consist of the following:

	As of June 30,
	(in thousands)
	2015	2014
Label design	$371	$247
Loan fees	18	18
Lease costs - related party	23	23
Software	151	144
Website design	66	55
Other	-	1
	629	488
Less: accumulated amortization	(222)	(107)

Total other assets, net	$407	$381

Amortization expense of other assets was $0.1 million for FY15 and $0.07 million for FY14. During FY15, label design costs related to the CA Winecraft product was determined to be fully impaired. Impairment charges totaled $0.1 million.

Expected future amortization expense on other assets are as follows:

Years ending June 30:
( in thousands)
2016	$119
2017	109
2018	99
2019	55
2020	19
Thereafter	6

Total future amortization expense	$407

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

In February 2011, we entered into a lease agreement for a tasting room and winery.  The lease is for five years, commencing on March 1, 2011 and ending on February 29, 2016, and contains one option to extend for an additional period of five years.  On July 27, 2015 we exercised the option to extend our lease of the property through February 29, 2021. We have the right of first refusal in the event the lessor desires to sell the leased property.  Annual rent for the tasting room is $0.1 million, due monthly.  The winery rent is subject to adjustment based on the actual number of cases produced each year; however, future payments are based on a minimum number of cases, as specified in the agreement.  Beginning on September 1, 2012 and annually thereafter, tasting room and winery rent is increased by 3%.  Lease expense is accounted for on a straight-line basis.

In October 2013, we entered into a lease agreement for administrative office space. The lease commenced on October 15, 2013 and ends on October 31, 2016, and contains three one-year renewal options with adjustment to market rents.

Rent expense for these facilities for FY15 and FY14 totaled $0.3 million per year.

Future lease commitments are as follows:

Years ending June 30:
( in thousands)
2016	$335
2017	316
2018	326
2019	310
2020	329
Thereafter	225

Total future lease commitments	$1,841

Credit Facilities

As of June 30, 2015, we had bank loans in place which are collateralized by substantially all of our assets, require compliance with certain financial covenants and are guaranteed by certain members of the LLC. As of June 30, 2015, we were engaged in refinancing our bank loans and obtaining an additional Equipment Purchase Line of Credit for our capital expenditure needs in fiscal 2016. On July 15, 2015, we completed the refinancing process with our lender, Bank of the West. Below is a description of the loans as of June 30, 2015 as well as those put in place as of July 15, 2015.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

•	Line of Credit Note:
▪	As of June 30, 2015, we had a $9 million revolving line of credit with a maturity date of July 31, 2015 with an annual interest rate of 1.75% above LIBOR on the outstanding balance at June 30, 2015 the rate was 2.52%. On July 15, 2015, the line of credit commitment was increased to $10 million and the maturity date was extended to July 31, 2016. The outstanding balance on the new revolving line of credit accrues interest at an increased annual rate of 2.25% above LIBOR.

•	Equipment Purchase Line of Credit Note:
▪	As of June 30, 2015, we had a $0.5 million equipment purchase line of credit note that was fully drawn and accrued interest at a rate of 2.25% above the floating One-Month LIBOR Rate. This Equipment Purchase Line of Credit carried an original maturity date of July 31, 2016 and was converted to a term loan with a 48-month amortization schedule.
▪	On July 15, 2015, we received a new Equipment Purchase Line of Credit Note in the amount of $0.5 million that matures on July 31, 2016. The outstanding balance on the Equipment Purchase Line of Credit Note accrues interest at a rate of 2.25% above the floating One-Month LIBOR Rate at June 30, 2015 the rate was 2.44%.

•	Foreign Exchange Note:
▪	As of June 30, 2015, we had a foreign exchange note in the principal amount of $0.1 million from the bank due on or before July 31, 2015 that carried a 10% credit percentage and permitted us to enter into any spot or forward transaction to purchase from or sell to the bank a foreign currency of an agreed amount. There was no balance outstanding on the Foreign Exchange Note. On July 15, 2015, the maturity date of the Foreign Exchange Note was extended to July 31, 2016 and the rate was increased to 15%.

The bank loans contains usual and customary covenants, including, among others, limitations on incurrence of senior indebtedness, the making of loans and advances, investments, acquisitions, and capital expenditures, the incurrence of liens, the consummation of mergers and asset sales; and changes in business and activities. In addition, the bank loans contains negative and financial covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), debt to effective tangible net worth ratio (measured quarterly), and debt service coverage ratio (measured annually). The bank loans obtained on July 15, 2015 also include a minimum EBITDA covenant to be measured on December 31, 2015 and March 31, 2016.

Covenant Breaches

While our bank loans as of June 30, 2015 included a minimum debt service coverage ratio, we refinanced those loans before the debt service covenant was measured with new loans that do not require a debt service coverage ratio test as of June 30, 2015.

Security Agreements and Limited Guaranties

In connection with our entry into the Bank of the West Loan on July 16, 2012, certain of our executive officers, as well as certain trusts and other entities under their respective control, had entered into guarantee agreements. A number of these guarantees were modified when we renewed our loans with Bank of the West on July 15, 2015. When the guarantees were modified the limited guaranty from the Hambrecht Trust and the unlimited guaranty from Hambrecht Wine Group were released. The guarantees in place as of July 15, 2015 are described below.

Limited Guaranty – Hurst Trust: On July 15, 2015, the Hurst Trust , a member of the LLC, and Phillip L. Hurst , director and CEO of the LLC and Truett-Hurst, Inc. and a co-trustee of the Hurst Trust, entered into a Limited Guaranty pursuant to which the Hurst Trust and Mr. Hurst, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us.  The liability of the Hurst Trust and Mr. Hurst, as guarantor, is limited to 61% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Dolan 2005 Trust: On July 15, 2015, the Dolan 2005 Trust, a member of the LLC, and Heath E. Dolan, a director of the LLC and Truett-Hurst, Inc. and a co-trustee of the Dolan 2005 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2005 Trust and Mr. Dolan, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us.  The liability of the Dolan 2005 Trust and Mr. Dolan, as guarantor, is limited to 23% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

Limited Guaranty – Dolan 2003 Trust: On July 15, 2015, the Dolan 2003 Trust, a member of the LLC, and Paul E. Dolan, III , a director of the LLC and Truett-Hurst, Inc. and trustee of the Dolan 2003 Trust, entered into a Limited Guaranty pursuant to which the Dolan 2003 Trust and Mr. Dolan, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us.  The liability of the Dolan 2003 Trust and Mr. Dolan, as guarantor, is limited to 23% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Limited Guaranty – Carroll-Obremskey Trust: On July 15, 2015, the Carroll-Obremskey Trust, a member of the LLC, and Daniel A. Carroll, a director of the LLC and Truett-Hurst, Inc. and a co-trustee of the Carroll-Obremskey Trust, entered into a Limited Guaranty pursuant to which the Carroll-Obremskey Trust and Mr. Carroll, together, guarantees the full payment to Bank of the West of all sums presently due and owing and all sums which shall in the future become due and owing to Bank of the West from us.  The liability of the Carroll-Obremskey Trust and Mr. Carroll, as guarantor, is limited to 48% of the sum of all obligations due to Bank of the West, plus the costs, expenses and interest associated with the collection of amounts recoverable under this guarantee.

Long-term debt

Long-term debt consisted of the following (in thousands except payment information):

		As of June 30,
		(in thousands)
		2015	2014
Long term debt:
Note 1	(1)	$2,987	$3,122
Note 2	(2)	21	70
Note 3	(3)	193	263
Note 4	(4)	326	406
Note 5	(5)	113	-
Total notes payable		3,640	3,860
Less LTD current maturities		(368)	(333)
Total long term debt		$3,272	$3,527

(1)	Note payable to a bank, collateralized by a deed of trust on property payable monthly in principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.

(2)	Note payable to a bank, collateralized by equipment payable monthly with principal and interest payments of $4,226, matures November 1, 2015; at 3.75% interest.

(3)	Note payable to a bank, collateralized by equipment payable monthly with principal and interest payments of $6,535, matures January 15, 2018; at 3.75% interest.

(4)	Note payable to a bank, collateralized by equipment payable monthly with principal and interest payments of $7,783, matures March 1, 2019; at 3.75% interest.

(5)	On November 30, 2014, we acquired the unrestricted use of the Stonegate trademark in exchange for a trademark release payment which is to be made over time and is accounted for as a note payable. The note payable has three equal installments: a) within five days of November 30, 2014, b) on October 15, 2015, and c) on July 31, 2016. The note does not accrue interest outstanding on the principal. An imputed interest rate of 5.5% was assessed under GAAP and the impact was considered immaterial.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

Future principal and interest payments for the long-term debt are as follows:

Fiscal years ended June 30:
( in thousands)
2016	$368
2017	353
2018	269
2019	204
2020	135
Thereafter	2,311
3,640
Add: Estimated interest	741
Total	$4,381

Related Party Transactions

Notes to related parties consisted of the following (in thousands except payment information):

		As of June 30,
		(in thousands)
Related party note:		2015	2014
Note	(1)	$-	$67
Less current maturities		-	(67)
Total related party note		$-	$-

(1)	Note payable to a member for the repurchase of a certain percentage of their ownership interest in the LLC pursuant to exercise of put right; unsecured; payable monthly in principal and interest payments of $6,245; matured May 3, 2015, at 4.5% interest.

Supply Contracts

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

We entered into a two-year supply agreement (with three, one-year renewal options) with a new supplier in the U.S. to provide paper bottles. Due to lack of performance, this contract was terminated and we no longer have any financial commitment.

At June 30, 2015, total future purchase commitments for finished goods total approximately $5.3 million and are expected to be fulfilled during fiscal 2016 to 2017.

We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements with third parties and related party growers.  Future minimum inventory commitments are as follows:

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

Years ending June 30:	Third Parties	Related Parties	Total
	(in thousands)
2016	$4,872	$491	$5,363
2017	1,040	479	1,519
2018	388	480	868
2019	191	273	464
Thereafter	-	-	-
Total	$6,491	$1,723	$8,214

For FY15 and FY14, grape inventory payments under the agreements with related parties totaled $0.3 million and $1.2 million, respectively.

Production

We enter into various contracts with third party service providers for grape crushing and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. Our current contract for custom crush only covers the 2015 harvest. Our current bottling contract requires a minimum of 200,000 cases at $2.40 per case to be bottled in a one year period.

Exchange Agreement

Prior to the completion of the IPO, we entered into an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers.  Under the exchange agreement, each existing owner (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at our election. As a holder exchanges their LLC Units, our interest in the LLC will be correspondingly increased. During FY15, certain members exchanged 0.2 million LLC units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement. During FY14, certain members exchanged 0.9 million LLC units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement.

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

H.D.D. LLC intends to make an election under Section 754 of the Internal Revenue Code (the "Code") effective for each taxable year in which an exchange of LLC Units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of H.D.D. LLC at the time of an exchange of LLC Units. As a result of these exchanges, Truett-Hurst Inc. will become entitled to a proportionate share of the existing tax basis of the assets of H.D.D. LLC. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of H.D.D. LLC that otherwise would not have been available.

Both this proportionate share and these increases in tax basis may reduce the amount of tax that Truett-Hurst Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

We recorded deferred tax assets of $6.4 million related to the exchange of 1.1 million LLC units for an equal amount of THI Class A common stock since our IPO. We recorded a $5.7 million long-term liability due to LLC unit holders who converted their units to shares which represents 90% of the estimated tax benefits and $0.6 million for the difference in the recorded deferred tax asset and computed TRA liability and recorded as an adjustment to equity. Additionally, we recorded a valuation allowance on our deferred tax assets for $6.4 million as it was determined that it was more likely than not that the tax benefits would not be realized, which resulted in corresponding adjustments to the TRA liability and equity as mentioned above.

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

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	As of June 30,
	(in thousands)
	2015	2014
Accounts payable	$2,969	$2,746
Accrued expenses	290	107
Commission	132	163
Depletion allowances	525	29
Personnel	242	114
Professional fees	18	35
Total accounts payable and accrued expenses	$4,176	$3,194

NOTE 10 – OUT OF DATE PRODUCT

In January 2015, we were notified by a large national retailer that inventory of Paper Boy product on their shelves had partially oxidized. Our terms of sale provide for limited return rights only in circumstances where products are not merchantable due to quality deficiencies. We determined that Paper Boy’s shelf life met quality specifications for the product, which are consistent with other similar products in the market, and, therefore, we did not have contractual obligation to accept returns of, or to replace, the product. However, on a one time basis we agreed to work with the retailer to remove the expired product.

We contacted our distributors throughout the country to remind them of the finite shelf life of Paper Boy and to instruct them to dispose of any out-of-date product so that consumers were not sold expired product. While we believe we have no contractual liability for costs associated with the destruction of the out-of-date inventory, we anticipate providing limited financial support to certain of our largest distributors. Finally, we have reviewed our inventory and have written off the expired Paper Boy finished goods inventory in our warehouse in the amount of $0.2 million to cost of sales.

Consistent with ASC-450, “Contingencies”, which outlines accounting and disclosure requirements for loss and gain contingencies, we established an accrual for the estimated probable loss associated with our role in dealing with the out-of-date product, net of recoveries. The amounts recorded on our consolidated statement of operations is set forth below:

For the year ended
June 30, 2015
(in thousands)
Reduction in sales	$582
Increase in cost of sales	209
$791

The reduction to net sales is the estimated return credit we anticipate providing associated with clearing affected product from retailer and distributor inventories. The increase in cost of sales consists of the write off of unsold inventory of the expired product from our finished goods inventories. We have recorded a provision based on our best estimate of loss within a range. The high end of the range was $0.2 million, higher than the amount accrued.

Since December 31, 2014, we have processed return credits of approximately $0.06 against the accrual for sales returns leaving an outstanding balance of $0.5 as of June 30, 2015.

NOTE 11 – STOCKHOLDERS’ EQUITY

Stockholders' Equity Structure

As of June 30, 2015, we have 15.0 million authorized shares of Class A common stock, of which 4.0 million shares of Class A common stock were issued and outstanding. No preferred stock has been issued.

In connection with the IPO, one share of Class B common stock of Truett-Hurst, Inc. was distributed to each LLC holder of LLC Units, each of which provides its owner with no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to stockholders of Truett-Hurst, Inc. for each LLC Unit held by such holder. As of June 30, 2015 and June 30, 2014, there were 8 and 9 shares respectively of Class B common stock issued, outstanding and held by LLC members.

Capital Transactions

See Note 13, “Stock-based Compensation,” for information related to grants of equity incentives to officers and directors.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 11 – STOCKHOLDERS’ EQUITY, continued

LLC Units

The following table presents the changes in the non controlling and the interests in the LLC (not in thousands):

	Members	THI	Total	Member	Company	Total
	LLC Units	Units	Units	%	%	%
Balance as of June 30, 2013	4,102,644	2,700,000	6,802,644	60%	40%	100%
LLC units converted	(938,472)	938,472	-	-14%	14%	-
Balance as of June 30, 2014	3,164,172	3,638,472	6,802,644	46%	54%	100%
LLC units converted	(172,846)	172,846	-	-2%	2%	-
Balance as of June 30, 2015	2,991,326	3,811,318	6,802,644	44%	56%	100%

During FY15, certain LLC members converted 0.2 million LLC units for an equal amount of our Class A common stock.

NOTE 12 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	As of June 30,
	(in thousands, except for share data)
	2015	2014
Net loss attributable to Truett-Hurst, Inc.	$(1,361)	$(528)
Loss per Share
Basic & diliutive Class A common share-weighted average shares	3,852,214	3,621,455
Basic and diluted loss per share	$(0.35)	$(0.15)

Basic net loss per share is computed by dividing net loss attributable to us, by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including convertible LLC units and restricted stock.  The assumed exchange of 3.0 million LLC units for Class A common stock and the vesting of 0.6 million equity incentive shares are expected to have an anti-dilutive effect.  Accordingly, the effect of exchanging LLC units and restricted stock have been excluded from net income available to Class A common stock per share.

The shares of Class B common stock do not share in our earnings and therefore are not participating securities.  Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

NOTE 13 – STOCK-BASED COMPENSATION

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

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 13 – STOCK-BASED COMPENSATION, continued

Share Reserve

Since inception, 1.0 million shares have been reserved under The 2012 Plan and 0.6 million shares have been granted leaving 0.4 million shares available for grant. The 2012 Plan provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with our fiscal year following the year of the IPO, equal to the lesser of one percent (1%) of the number of shares of our Class A common stock outstanding as of such date or 14,000 shares.

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

On June 25, 2014, we granted stock options to our Chief Financial Officer/Chief Operations Officer which vests over four years and had a fair value at date of grant of $0.4 million. We follow the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation - Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options.

On April 8, 2015, we granted 0.07 million shares of stock options to an officer of H.D.D. LLC which vests over 4 years and has a fair value at date of grant of $0.1 million. We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The expected life assumptions for employee grants are based upon the simplified method, which averages the contractual term of the options of ten years with the average vesting term of four years for an average of six years. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The fair value of the stock option is recognized as compensation cost, on a straight-line basis over the four-year vesting period. The fair value of the stock option is recognized as compensation cost, on a straight-line basis over the four-year vesting period. As of June 30, 2015, we recognized $0.005 million in cumulative expense and had $0.1 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 3.77 years.

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

A summary of our stock option activity is presented below:

	Number of shares	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding, July 1, 2013	-	$-	-	$-
Granted	150,000	$5.00	3.99	-
Vested	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2014	150,000	$5.00	3.99	$-
Granted	70,000	$2.96	3.77	-
Vested	(37,500)	$5.00
Exercised	-			-
Forfeited, canceled or expired	-			-
Outstanding, June 30, 2015	182,500	$4.22	3.29	$-
Vested and Expected to Vest	182,500	$4.22	3.29

TRUETT-HURST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 13 – STOCK-BASED COMPENSATION, continued

The weighted-average fair value of options granted in FY15 and the related assumptions used are as follows (in percentages except share price):

Weighted-average grant date fair value	$1.38
Exercise Price	$2.96
Risk-free interest rate	1.1%
Term	6.25
Expected volatility	75.18%
Expected dividend	-

As of June 30, 2015, there was $0.4 million of unrecognized compensation expense related to the non-vested stock options that is expected to be recognized over the remaining term of the award.

The following table summarizes information about the stock options outstanding at June 30, 2015:

Outstanding Options				Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.00 to $5.00	182,500	3.29	$4.22	37,500	$5.00

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

As of June 30, 2015 and June 30, 2014, there were no SARs issued or outstanding under the 2012 Plan.

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

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 13 – STOCK-BASED COMPENSATION, continued

On February 4, 2013, we granted 0.2 million shares of restricted stock to an independent contractor who serves as our Creative Director. The award vests over three years, and had a fair value at the date of grant of $0.9 million for a 5% interest in the LLC. We record the fair value and recognize the associated expense per FASB ASC Subtopic 505-50, Equity - Equity Based Payments to Non-Employees which defines the measurement date as the earlier of the date at which the commitment for performance is reached, or the date at which the performance is complete. The grant date fair value of restricted stock awards, to non-employees, is recognized as compensation cost, on a straight-line basis over the three-year vesting period, and subject to periodic market adjustments as the underlying equity instruments vest. As of June 30, 2015, the stock was valued at $0.8 million. We recognized $0.7 million in cumulative expense for FY15 and $0.5 million in cumulative expense for FY14. At June 30, 2015, there was $0.05 million of unrecognized stock compensation expense, related to the non-vested restricted stock award that is expected to be recognized over a weighted average period of approximately 0.60 years.

On December 9, 2013, we granted 0.01 million shares of restricted stock to certain directors of our company which vests over three years and has a fair value at date of grant of $0.03 million. The fair value of restricted stock, measured on the date of grant using the price of the Company’s common stock on grant date, is recognized as compensation cost on a straight-line basis over the three-year vesting period. As of December 31, 2014, we reduced the vesting term to two years to match the director’s term. We recognized $0.02 million in cumulative expense for FY15 and $0.01 in cumulative expense for FY14. At June 30, 2015, we had $0.01 million of unrecognized stock compensation expense related to the non-vested restricted stock award that is expected to be recognized over a weighted average period of approximately 0.44 years.

On June 25, 2014, we granted 0.2 million stock options, with the right to purchase Company Class A common shares, to our Chief Financial Officer/Chief Operations Officer. The stock options vest over four years and had a fair value at date of grant of $0.4 million. We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The expected life assumptions for employee grants are based upon the simplified method, which averages the contractual term of the options of ten years with the average vesting term of four years for an average of six years. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The fair value of the stock option is recognized as compensation cost, on a straight-line basis over the four-year vesting period. In FY15, we recognized $0.1 million in cumulative expense and no expense for FY14. At June 30, 2015, we had $0.3 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 3 years.

On June 25, 2014, we granted 0.1 million shares of restricted stock units to our Chief Financial Officer/Chief Operations Officer which vest over four years and had a fair value at date of grant of $0.4 million. The grant date fair value of RSU awards is recognized as compensation cost, on a straight-line basis over the four-year vesting period. In FY15, we recognized $0.1 million in cumulative expense and no expense in FY14. At June 30, 2015, we had $0.3 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 3 years.

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

On December 15, 2014, we granted 0.01 million shares of restricted stock to certain directors of our company which vests over one year and has a fair value at date of grant of $0.05 million. The fair value of restricted stock, measured on the date of grant using the price of the Company’s common stock on grant date, is recognized as compensation cost, on a straight-line basis over the one - year vesting period. As of June 30, 2015, we recognized $0.03 million in cumulative expense and had $0.02 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 0.5 years.

On December 15, 2014, we granted 0.008 million shares of restricted stock to a director of our company which vests over three years and has a fair value at date of grant of $0.03 million. The fair value of restricted stock, measured on the date of grant using the price of the Company’s common stock on grant date, is recognized as compensation cost, on a straight-line basis over the three - year vesting period. As of June 30, 2015, we recognized $0.005 of cumulative expense and had $0.02 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 2.46 years.

Stock-based compensation is included in general and administrative expenses and sales and marketing expenses in our consolidated statement of operations. A summary of our restricted stock awards activity is presented below:

Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at June 30, 2014	148,928	$4.89
Granted	35,201	3.80
Vested	(86,802)	3.43
Forfeited, canceled or expired	-	-
Outstanding at June 30, 2015	97,327	$3.24

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

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 13 – STOCK-BASED COMPENSATION, continued

A summary of our restricted stock units activity is presented below:

Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at June 30, 2014	87,500	$5.00
Granted	-
Vested	(21,875)	$5.00
Forfeited, canceled or expired	-
Outstanding at June 30, 2015	65,625	$5.00

The following table presents total stock-based compensation expense for FY15 and FY14, respectively:

	Fiscal years ended June 30,
	2015	2014
Sales and marketing	$251	$341
General and administrative	310	95
	$561	$436

We utilize ASC 740 – Income Taxes, ordering for purposes of determining when excess tax benefits have been realized. We have elected the “with-and-without” approach regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to us. There were no amounts recognized in FY15.

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

Our carrying values of cash, accounts receivable, accounts payable, accrued expenses and long-term debt balances approximates its fair value.

In October 2012, we executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and Ten-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value on our consolidated balance sheets.  Changes in the fair value of this instrument have been recognized in our consolidated statements of operations in other income (expense).  Fair values as of FY15 and FY14 are as follows:

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

	Fair Value Measurements at Reporting Date
	(in thousands)
	Fair Value as of June 30, 2015	Significant Other Observable Inputs
		(Level 2)
Assets
Interest rate swap (1)	$20	$20
Total	$20	$20

(1) Included in "Other Current Assets" in the Balance Sheet.

	Fair Value Measurements at Reporting Date
	(in thousands)
	Fair Value as of June 30, 2014	Significant Other Observable Inputs
		(Level 2)
Assets
Interest rate swap (1)	$66	$66
Total	$66	$66

(1) Included in "Other Current Assets" in the Balance Sheet.

NOTE 15 – TAXES

Prior to June 26, 2013, we had not been subject to U.S. federal income taxes and most applicable state and local income taxes as the entity was an LLC. The LLC is treated as a partnership under the Internal Revenue Code of 1986, as amended (the “Code”). The members separately account for their pro-rata share of income, deductions, losses, and credits. Therefore, no provision is made in the accompanying consolidated financial statements for liabilities for federal, state, or local income taxes since such liabilities are the responsibility of the individual members. We file income tax returns in the U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2011.

We generally make distributions to our members, per the terms of our limited liability company agreement, related to such taxes. We are subject to entity level taxation in certain states. As a result, the accompanying consolidated statements of operations prior to June 26, 2013 include tax expense related to those state jurisdictions. Subsequent to June 26, 2013, we became subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income of H.D.D. LLC and will be taxed at the prevailing corporate tax rates.

All of our income before taxes is recognized domestically. Income tax expense (benefit) for FY15 and FY14 consists of:

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 15 – TAXES, continued

	Fiscal Year Ended June 30, 2015
	(in thousands)
	Current	Deferred	Total
U.S. federal	$-	$-	$-
State and local	2	-	2
	$2	$-	$2

	Fiscal Year Ended June 30, 2014
	(in thousands)
	Current	Deferred	Total
U.S. federal	$-	$(156)	$(156)
State and local	2	(27)	(25)
	$2	$(183)	$(181)

The differences between income taxes computed using the 34% statutory federal income tax rate and our effective tax rate are summarized as follows:

	As of June 30,
	(in thousands)
	2015	2014
Computed tax at statutory rate	$(899)	$(471)
State taxes, net of federal benefit	(74)	(26)
Rate benefit as a LLC	430	303
Other permanent differences	40	13
Valuation allowance	505	-
Income tax expense (benefit)	$2	$(181)

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

Components of deferred tax assets (liabilities) consist of the following:

	As of June 30,
	(in thousands)
	2015	2014
Deferred tax assets:
Accrued compensation	$30	$46
Share-based compensation	53	66
Intangible assets	5,693	3,058
Sales returns	117	-
Net operating losses	1,040	231
Other	108	90
Gross deferred tax assets	7,041	3,491
Valuation allowance	(6,678)	(3,008)
Total deferred tax assets, net of valuation allowance	363	483
Deferred tax liabilities:
Inventories	(142)	(272)
Unrealized gain	(3)	(12)
Property and equipment	(218)	(199)
Other	-	-
Total deferred tax liability	(363)	(483)
Net deferred taxes	$-	$-

In FY14, we recorded a valuation allowance of $3.0 million after assessing all the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. In FY15, a valuation allowance continues to be recorded on the net deferred tax assets in the amount of $6.7 million.

We are subject to California franchise tax each year for each entity. Truett-Hurst, Inc. files income tax returns in the U.S. federal and the state jurisdiction of California. The Company has gross federal and state net operating losses of $2.6 million respectively. Both jurisdictions have expiration dates beginning in 2034 and have a full valuation allowance recorded against them.

For Truett-Hurst, Inc., U.S. federal and state tax returns associated with fiscal year ended 2013 and 2014 are currently open to examination. U.S. federal and state tax returns for H.D.D. LLC associated with calendars years ended 2011-2014 are currently open to examination. There are no material uncertain tax positions and we expect no major changes in next twelve months.

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

Net Sales

The following table reflects net sales, cost of sales and gross margin by segment for each of our FY15 and FY14 periods, respectively:

Net Sales

	For the years ended
	(in thousands, except percentages)
Distribution Channel	2015	2014
Wholesale	$16,803	$15,808
Direct to consumer	4,839	4,038
Internet	4,984	2,211
Total net sales	$26,626	$22,057

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 16 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION, continued

Cost of Sales

	For the years ended
	(in thousands, except percentages)
Distribution Channel	2015	2014
Wholesale	$13,415	$11,668
Direct to consumer	1,768	1,565
Internet	2,702	1,395
Total cost of sales	$17,885	$14,628

Gross Margin

	For the years ended
	(in thousands, except percentages)
Distribution Channel	2015	2014
Wholesale	$3,388	$4,140
Direct to consumer	3,071	2,473
Internet	2,282	816
Total gross profit	$8,741	$7,429

	For the years ended
	(in thousands, except percentages)
Distribution Channel	2015	2014
Wholesale	20.2%	26.2%
Direct to consumer	63.5%	61.2%
Internet	45.8%	36.9%
Overall gross margin percent of net sales	32.8%	33.7%

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

	Percent of Total Net Sales Ended June 30,		Accounts Receivable as of June 30,
	2015	2014	2015	2014
Customer A	5%	8%	-	2%
Customer B	3%	5%	24%	24%
Customer C	5%	7%	9%	4%
Customer D	19%	26%	9%	30%
Customer E	-	-	-	-
Customer F	-	2%	-	-
Customer G	1%	2%	1%	7%
Customer H	35%	30%	20%	18%
Customer I	4%	2%	18%	-
Customer J	4%	5%	1%	-

During FY15 and FY14, international sales were 8% of our wholesale net sales.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. We conducted an assessment of the effectiveness of the Company's internal control processes over financial reporting and concluded that our internal control over financial reporting was effective as of June 30, 2015.

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

Item 9B. Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2015 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

37

Item 11. Executive Compensation

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2015 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2015 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2015 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

Item 14. Principal Accounting Fees and Services

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2015 annual meeting of stockholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

38

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

39

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

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Truett-Hurst, Inc., dated December 28, 2012+
3.2	Amended and Restated Certificate of Incorporation of Truett-Hurst, Inc.+
3.3	Bylaws of Truett-Hurst, Inc.+
3.4	Third Amended and Restated Operating Agreement of H.D.D. LLC, dated as of June 19, 2013+
4.1	Class A common stock certificate+
4.2	Class B common stock certificate+
10.1	2012 Stock Incentive Plan+
10.2	Exchange Agreement, dated as of June 19, 2013, by and among Truett-Hurst, Inc. and the members of H.D.D. LLC from time to time party thereto+
10.3	Tax Receivable Agreement, dated as of June 19, 2013, by and among Truett-Hurst, Inc., H.D.D. LLC and the members of H.D.D. LLC from time to time party thereto.+
10.4	Registration Rights Agreement, dated as of June 19, 2013, by and among Truett-Hurst, Inc. and the members of H.D.D. LLC from time to time party thereto+
10.5	Loan and Security Agreement dated July 15, 2015+
10.6	Accounts Receivable line of Credit Note dated July 15, 2015+
10.7	Equipment Purchase Line of Credit Note dated July 15, 2015+
14	Code of Business Conduct and Ethics+
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	+ Indicates documents previously filed with our registration and prospectus filings with the SEC.

40

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on September 28, 2015.

TRUETT-HURST, INC.

By:	/s/ Phillip L. Hurst
Phillip L. Hurst
Chief Executive Officer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

41

Signature	Title	Date

	President and Chief Executive Officer	September 28, 2015
Phillip L. Hurst	(Principal Executive Officer)

	Chief Financial Officer & Chief	September 28, 2015
Paul Forgue	Operations Officer

	Director & Secretary	September 28, 2015
Paul E. Dolan, III

	Director	September 28, 2015
Barrie Graham

	Director	September 28, 2015
Daniel A. Carroll

	Director	September 28, 2015
Heath E. Dolan

	Director	September 28, 2015
John D. Fruth

	Director	September 28, 2015
James F. Verhey

September 28, 2015
Marcus Benedetti	Director

42