Form 10-K/A
period 2015-06-30
Truett-Hurst, Inc.
filed 2015-09-29
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Documents incorporated as reference

See “Explanatory Notes”

Explanatory Notes

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Truett Hurst, Inc for the fiscal year ended June 30, 2015 originally filed with the Securities and Exchange Commission (“SEC”) on September 28, 2015 (the “Original Filing”). We are filing this Amendment to amend the Original Filing to include the XBRL format of the 10-K. We are also including as exhibits the current certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to September 28, 2015.  In this Amendment, unless the context indicates otherwise, the terms “company,” “we,” “us,” and “our” refer to Truett Hurst, Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

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

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Truett-Hurst, Inc., dated December 28, 2012+
3.2	Amended and Restated Certificate of Incorporation of Truett-Hurst, Inc.+
3.3	Bylaws of Truett-Hurst, Inc.+
3.4	Third Amended and Restated Operating Agreement of H.D.D. LLC, dated as of June 19, 2013+
4.1	Class A common stock certificate+
4.2	Class B common stock certificate+
10.1	2012 Stock Incentive Plan+
10.2	Exchange Agreement, dated as of June 19, 2013, by and among Truett-Hurst, Inc. and the members of H.D.D. LLC from time to time party thereto+
10.3	Tax Receivable Agreement, dated as of June 19, 2013, by and among Truett-Hurst, Inc., H.D.D. LLC and the members of H.D.D. LLC from time to time party thereto.+
10.4	Registration Rights Agreement, dated as of June 19, 2013, by and among Truett-Hurst, Inc. and the members of H.D.D. LLC from time to time party thereto+
10.5	Loan and Security Agreement dated July 15, 2015+
10.6	Accounts Receivable line of Credit Note dated July 15, 2015+
10.7	Equipment Purchase Line of Credit Note dated July 15, 2015+
14	Code of Business Conduct and Ethics+
21.1	Subsidiaries of the Registrant+
23.1	Consent of Independent Registered Accounting Firm+
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	+ Indicates documents previously filed with our registration and prospectus filings with the SEC.

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on September 29, 2015.

TRUETT-HURST, INC.

By:	/s/ Phillip L. Hurst
Phillip L. Hurst
Chief Executive Officer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

2

Signature	Title	Date

	President and Chief Executive Officer	September 29, 2015
Phillip L. Hurst	(Principal Executive Officer)

	Chief Financial Officer & Chief	September 29, 2015
Paul Forgue	Operations Officer

	Director & Secretary	September 29, 2015
Paul E. Dolan, III

	Director	September 29, 2015
Barrie Graham

	Director	September 29, 2015
Daniel A. Carroll

	Director	September 29, 2015
Heath E. Dolan

	Director	September 29, 2015
John D. Fruth

	Director	September 29, 2015
James F. Verhey

September 29, 2015
Marcus Benedetti	Director

3