Form 10-Q
period 2015-09-30
Truett-Hurst, Inc.
filed 2015-11-13
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class A	Number of Shares Outstanding
Common stock, $0.001 par value per share	4,031,995

TRUETT-HURST, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2015	June 30, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,769	$1,679
Accounts receivable	3,587	2,797
Inventories	24,257	22,127
Bulk wine deposit	25	345
Other current assets	144	316
Total current assets	30,782	27,264

Property and equipment, net	5,879	5,751
Intangible assets, net	485	481
Other assets, net	419	407
Total assets	$37,565	$33,903

Liabilities and Equity
Current liabilities:
Credit facilities	$9,995	$9,034
Accounts payable and accrued expenses	6,531	4,176
Accrual for sales returns	518	524
Due to related parties	334	134
Current maturities of long term debt	532	368
Total current liabilities	17,910	14,236

Deferred rent liability	18	26
Long term debt, net of current maturities	3,504	3,272
Total liabilities	21,432	17,534

Commitments and contingencies (Note 6)
Equity:
Stockholders’ equity
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized, none issued and outstanding at September 30, 2015 and June 30, 2015	-	-
Class A common stock, par value of $0.001 per share, 15,000,000 authorized, 4,031,995 issued and outstanding at September 30, 2015 and 4,010,120 issued and outstanding at June 30, 2015	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized, 8 issued and outstanding at September 30, 2015 and June 30, 2015	-	-
Additional paid-in capital	14,704	14,618
Accumulated deficit	(5,568)	(5,356)
Total Truett-Hurst, Inc. equity	9,140	9,266
Noncontrolling interests	6,993	7,103
Total equity	16,133	16,369
Total liabilities and equity	$37,565	$33,903

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(unaudited)

	Three Months Ended
	September 30,
	2015	2014
Sales	$6,978	$6,614
Less excise tax	(163)	(132)
Net sales	6,815	6,482

Cost of sales	4,471	4,047

Gross profit	2,344	2,435

Operating expenses:
Sales and marketing	1,581	1,565
General and administrative	910	943
(Gain) loss on disposal of assets	(1)	2
Total operating expenses	2,490	2,510
Loss from operations	(146)	(75)
Other income (expense):
Interest expense, net	(83)	(64)
Other	(93)	(9)
Total other expense	(176)	(73)
Loss before income taxes	(322)	(148)
Income tax expense	-	2
Net loss before noncontrolling interest	(322)	(150)
Net income attributable to noncontrolling interest: The Wine Spies, LLC	16	36
Net loss attributable to Truett-Hurst, Inc. and H.D.D. LLC	(338)	(186)
Less: Net loss attributable to noncontrolling interest: H.D.D. LLC	(126)	(86)
Net loss attributable to Truett-Hurst, Inc.	$(212)	$(100)

Net loss per share:
Basic and diluted	$(0.05)	$(0.03)

Weighted average shares used in computing net loss per share:
Basic and diluted
	4,027,183	3,750,472

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss before noncontrolling interests	$(322)	$(150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	155	154
Stock-based compensation	86	138
Deferred rent	(8)	(5)
Deferred taxes	-	(2)
Loss (gain) on fair value of interest rate swap	72	(5)
(Gain) loss on disposal of assets	(1)	2

Changes in operating assets and liabilities, net
Accounts receivable	(790)	(659)
Inventories	(2,130)	(6,481)
Bulk wine deposit	320	1,424
Other current assets	172	(15)
Accounts payable and accrued expenses	2,285	4,938
Accrual for sales returns	(6)	-
Due to related parties	200	(18)
Net cash provided by (used in) operating activities	33	(679)

Cash flows from investing activities:
Acquisition of property and equipment	(260)	(392)
Acquisition of intangible and other assets	(42)	(31)
Proceeds from the sale of assets	2	-
Net cash used in investing activities	(300)	(423)

Cash flows from financing activities:
Net proceeds from line of credit	961	370
Proceeds from long-term debt	481	-
Payments on long-term debt	(85)	(83)
Net cash provided by financing activities	1,357	287

Net change in cash and cash equivalents	1,090	(815)
Cash and cash equivalents at beginning of period	1,679	5,567
Cash and cash equivalents at end of period	$2,769	$4,752

Supplemental disclosure of cash flow information:
Cash paid for interest	$81	$39
Cash paid for income taxes	$-	$2

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the results of Truett-Hurst, Inc. (“THI”) and its subsidiaries: H.D.D. LLC (“LLC”) and The Wine Spies, LLC (“Wine Spies”) (collectively, “we,” “Truett-Hurst” “our,” “us,” or “the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with general instructions for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. THI consolidates the financial results of the LLC and its consolidated subsidiary, and records a noncontrolling interest for the economic interest in the LLC and its consolidated subsidiary. Such noncontrolling interest represents the portion of equity ownership in the aforementioned subsidiaries that is not attributable to THI.

The accompanying unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. We prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and, in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim period presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on September 28, 2015.

Quantities or results referred to as “to date” or “as of this date” mean as of or to September 30, 2015, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year.

Unless otherwise indicated, the notes to the unaudited condensed consolidated financial statements relate to the discussion of our continuing operations.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 would be effective for us in this fiscal year, but it will have no impact.

In April 2015, the FASB issued ASU No. 2015-03: Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The update sets forth a requirement that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. ASU 2015-03 would be effective for us in this fiscal year, but it will have no impact.

In August, 2015 , the FASB issued ASU No. 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03 - Simplifying the Presentation of Debt Issuance Costs. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” This will have no impact on us.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and we do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 2 – INVENTORIES

Inventories consist of the following:

	September 30, 2015	June 30, 2015
	(in thousands)
Grapes, bulk wine and capitalized cultural costs	$7,993	$7,375
Bottled wine, net	15,731	14,003
Bottling materials and other	385	544
Canned wine, net	148	205
Total inventories, net	$24,257	$22,127

Gross inventories are offset by a general reserve of $0.01 million and a reserve related to the CA Winecraft product of $0.5 million. The CA Winecraft reserve was established in the fourth quarter of FY15 and remains unchanged at September 30, 2015.

NOTE 3 – PROPERTY AND EQUIPMENT, net

Property and equipment consists of the following:

	September 30, 2015	June 30, 2015
	(in thousands)
Land and land improvements	$2,804	$2,804
Building and improvements	1,844	1,844
Machinery and equipment	1,989	1,785
Vineyard development	353	353
Vineyard equipment	327	327
Furniture and fixtures	261	260
Leasehold improvements	123	120
Vehicles	93	93
	7,794	7,586
Less accumulated depreciation	(1,915)	(1,835)
Total fixed assets	$5,879	$5,751

Total depreciation expense for both three-month periods ended September 30, 2015 and 2014 was $0.1 million.

NOTE 4 – INTANGIBLE ASSETS, net

Intangible asset balances are summarized as follows:

	September 30, 2015	June 30, 2015
	(in thousands)
Finite lives:
Patents	$44	$44
	44	44
Less accumulated amortization	(1)	(1)
	43	43
Indefinite lives:
Trademarks	442	438

Total intangible assets, net	$485	$481

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 4 – INTANGIBLE ASSETS, net, continued

Amortization expense of intangible assets was negligible in the first quarter of FY16 and $0.02 million for FY15. The expected future amortization of patents is $0.04 million. Patents are amortized from the time they are granted over the legal life of the patent.

NOTE 5 – OTHER ASSETS, net

Other assets consist of the following:

	September 30, 2015	June 30, 2015
	(in thousands)
Label design	$387	$371
Loan fees	18	18
Lease costs	23	23
Software	170	151
Website design	69	66
	667	629
Less: accumulated amortization	(248)	(222)

Total other assets, net	$419	$407

Future amortization of other assets is as follows:

Years ending June 30,
(in thousands)
2016 (remaining nine months)	$94
2017	115
2018	105
2019	61
2020	24
Thereafter	6
Total future amortization	$405

Total other assets, net includes amounts for assets capitalized, but not yet in service. The amount of these assets is the difference between the net amount and the total future amortization. Total amortization expense for other assets for both three-month periods ended September 30, 2015 and 2014 was $0.03 million.

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

See Note 6 - Commitments and Contingencies, “Litigation”.

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

Rent payments for these facilities for each three-month period ended September 30, 2015 and 2014, totaled $0.1 million.

Future lease commitments are as follows:

Years ending June 30,
(in thousands)
2016 (remaining nine months)	$253
2017	316
2018	310
2019	319
2020	329
Thereafter	225
Total future rent payments	$1,752

Future lease commitments include rent payments for the tasting room and winery through the term of the lease ending February 2021.

Credit Facilities and Long-Term Debt

Since June 30, 2015, there have been no material changes with respect to our credit facilities and our borrowings as disclosed in the “Notes to the Financial Statements – Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

The credit facilities, which mature on July 31, 2016, include (a) a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the London Interbank Offered Rate (“LIBOR”), (b) a capital equipment line with a maximum commitment of a $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows to enter into any spot or forward transaction to purchase from or sell to our bank a foreign currency. We did not use the foreign exchange facility during the three-month period ended September 30, 2015.

The credit facilities are secured by a pledge of substantially all of our assets. Availability is subject to a monthly borrowing base and compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), a debt to effective tangible net worth ratio (measured quarterly) and a debt service coverage ratio (measured annually at our fiscal year end). The bank loans obtained on July 15, 2015 also include a minimum EBITDA covenant to be measured on December 31, 2015 and March 31, 2016.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, continued

Long-term debt consisted of the following:

		September 30, 2015	June 30, 2015
		(in thousands except payment information)
Long-term debt:
Note 1	(1)	$2,953	$2,987
Note 2	(2)	8	21
Note 3	(3)	175	193
Note 4	(4)	306	326
Note 5	(5)	113	113
Note 6	(6)	481	-
Total notes payable		4,036	3,640
Less current maturities		(532)	(368)
Total long term debt		$3,504	$3,272

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.

(2)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $4,226, matures November 1, 2015 at 3.75% interest.

(3)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures January 15, 2018 at 3.75% interest.

(4)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 1, 2019; at 3.75% interest.

(5)	On November 30, 2014, we acquired the unrestricted use of the Stonegate trademark in exchange for a trademark release payment which is to be made over time and is accounted for as a note payable. The note payable has three equal installments: a) within five days of November 30, 2014, b) on October 31, 2015, and c) on July 31, 2016. The note does not accrue interest outstanding on the principal. An imputed interest rate of 5.5% was assessed under GAAP and the impact was considered immaterial.

(6)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $11,267, matures July 1, 2019; at 3.90% interest.

Future principal and interest payments for the long-term debt as of September 30, 2015 are as follows:

Years ending June 30,
(in thousands)
2016 (remaining nine months)	$372
2017	475
2018	396
2019	336
2020	146
Thereafter	2,311
4,036
Add: Estimated interest payments	735
Total	$4,771

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, continued

Supply Contract

At September 30, 2015, total future purchase commitments for finished goods total approximately $3.7 million and are expected to be fulfilled during fiscal 2016 to 2017.

We enter into short and long-term contracts with third parties and related party growers to supply a portion of our future grape and bulk wine inventory requirements. Future minimum grape and bulk wine inventory purchase commitments are as follows:

Years ending June 30,	Third Parties	Related Parties	Total
	(in thousands)
2016 (remaining nine months)	$2,398	$-	$2,398
2017	1,040	479	1,519
2018	388	480	868
2019	191	273	464
Thereafter	-	-	-
Total	$4,017	$1,232	$5,249

Our related party commitments were fulfilled during the first quarter of fiscal 2016; however, we may enter into new related party commitments in the ordinary course of business.

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

Guarantees

Since June 30, 2015, there have been no material changes with respect to our guarantees as disclosed in the “Notes to the Consolidated Financial Statements – Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Litigation

From time to time, we may be subject to various litigation matters arising in the ordinary course of business. Other than discussed below, we are not aware of any current pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows.

On October 21, 2015, H.D.D. LLC (“HDD”), the operating subsidiary of Truett Hurst, Inc. (the “Company”), received a letter from Hambrecht Wine Group, L.P. (the “Lessor”), the lessor of HDD’s winery and tasting room facility at 4035 Westside Road, Healdsburg, California, under a lease dated February 8, 2011 (the “Lease”), purporting to terminate the Lease effective as of that date, and rejecting HDD’s prior exercise of its election to extend for five years the original term of the Lease (which expires February 29, 2016). Lessor’s purported termination is based on purported defaults by HDD under provisions of the Lease relating to payment of rent and late charges (predicated on HDD’s withholding of approximately $33,000 in rent from several monthly rental payments in 2011, 2013 and 2014 due to a disagreement over the responsibility to provide water to the leased facility), the non-delivery by HDD of production reports and estimated production reports designed to determine whether additional rent was payable, and purported failure to comply with a provision of the Lease entitled “Assignment and Subletting.”

The Company intends to take all appropriate actions, including arbitration or litigation, to preserve its right to occupancy under the Lease for its full term, including the five year extension. No assurances can be made, however, that the Company will be successful in this effort. The loss of the lease could have a material adverse effect on the Company’s business, results of operations and financial condition.

Exchange Agreement

Prior to the completion of the IPO, we entered into an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers. Under the exchange agreement, each existing owner (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at our election. As a holder exchanges their LLC Units, our interest in the LLC will be correspondingly increased. During FY15, certain members exchanged 0.2 million LLC units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement. There were no exchanges of LLC units during the first quarter of FY16.

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

There was no activity related to the Tax Receivable Agreement in the three months ended September 30, 2015.

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

Generally, a maximum obligation under these contracts is not explicitly stated thus an estimate of this potential obligation cannot be reasonably estimated.  Historically, we have not been required to make payments under these obligations, and no liabilities have been recorded at September 30, 2015 and June 30, 2015, for these obligations on our balance sheets.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 7 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2015	June 30, 2015
	(in thousands)
Accounts payable	$2,855	$2,969
Accrued expenses	658	290
Commission	83	132
Depletion allowance	509	525
Personnel	282	242
Accrued grape purchases	2,076	-
Professional fees	68	18
Total accounts payable and accrued expenses	$6,531	$4,176

NOTE 8 – OUT OF DATE PRODUCT

In January 2015, we were notified by a large national retailer that inventory of Paper Boy product on their shelves had partially oxidized. Our terms of sale provide for limited return rights only in circumstances where products are not merchantable due to quality deficiencies. We determined that Paper Boy’s shelf life met quality specifications for the product, which are consistent with other similar products in the market, and, therefore, we did not have contractual obligation to accept returns of, or to replace, the product. However, on a one time basis we agreed to work with various impacted parties to remove the expired product. Consistent with ASC-450, Contingencies, which outlines accounting and disclosure requirements for loss and gain contingencies, we established an accrual for the estimated probable loss associated with our role in dealing with the out-of-date product, net of recoveries.

Since December 31, 2014 when the accrual was established, we have processed return credits of approximately $0.06 against the accrual for sales returns leaving an outstanding balance of $0.5 as of September 30, 2015.

NOTE 9 – STOCK-BASED COMPENSATION

Equity Incentive Plan

We have granted restricted stock awards and have the right to grant stock options and other stock-based awards to employees, directors and non-employees under our 2012 Stock Incentive Plan. For a complete discussion of 2012 Stock Incentive Plan, please refer to Note 13 - Stock-based Compensation to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2015. As of September 30, 2015, the 2012 Plan has 0.4 million shares reserved for issuance and a total of 0.6 million granted equity incentive shares outstanding.

On February 4, 2013, we granted restricted stock to an independent contractor who serves as our Creative Director. The award vests over three years, and had a fair value at the date of grant of $0.9 million for a 5% interest in the LLC. We record the fair value and recognize the associated expense per FASB ASC Subtopic 505-50, Equity — Equity Based Payments to Non-Employees which defines the measurement date as the earlier of the date at which the commitment for performance is reached, or the date at which the performance is complete is the day that the fair value of the equity award is expensed. The grant date fair value of restricted stock awards, to non-employees, is recognized as compensation cost, on a straight-line basis over the three-year vesting period, and is subject to periodic market adjustments as the underlying equity instruments vests. As of September 30, 2015, the stock was valued at $0.7 million, we have recognized $0.7 million in cumulative expense and further expense may not be recognized related to the non-vested restricted stock award that is expected to be recognized over a weighted average period of approximately 0.35 years.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 9 – STOCK-BASED COMPENSATION, continued

On December 9, 2013, we granted 0.01 million shares of restricted stock to certain directors of our company which vests over three years and has a fair value at date of grant of $0.03 million. The fair value of restricted stock, measured on the date of grant using the price of the Company’s common stock on grant date, is recognized as compensation cost on a straight-line basis over the three-year vesting period. As of December 31, 2014, we reduced the vesting term to two years to match the director’s term. We have recognized $0.03 million in cumulative expense. At September 30, 2015, we had $0.004 million of unrecognized stock compensation expense related to the non-vested restricted stock award that is expected to be recognized over a weighted average period of approximately 0.19 years.

On June 25, 2014, we granted stock options to our Chief Financial Officer/Chief Operations Officer which vests over four years and had a fair value at date of grant of $0.4 million. We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The expected life assumptions for employee grants are based upon the simplified method, which averages the contractual term of the options of ten years with the average vesting term of four years for an average of six years. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The fair value of stock option grants is amortized to expense over the vesting period. The fair value of the stock options are recognized as compensation cost, on a straight-line basis over the four-year vesting period. As of September 30, 2015, we recognized $0.1 million of stock-based compensation expense and there was $0.3 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 2.74 years.

On June 25, 2014, we granted restricted stock units to our Chief Financial Officer/Chief Operations Officer which vest over four years and had a fair value at date of grant of $0.4 million. The grant date fair value of RSU awards is recognized as compensation cost, on a straight-line basis over the four-year vesting period. As of September 30, 2015, we recognized $0.1 million of stock-based compensation expense and there was $0.3 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 2.74 years.

On December 15, 2014, we granted 0.01 million shares of restricted stock to certain directors of our company which vest over one year and had a fair value at date of grant of $0.05 million. The fair value of restricted stock, measured on the date of grant using the price of the Company’s common stock on grant date, is recognized as compensation cost, on a straight-line basis over the one - year vesting period. As of September 30, 2015, we recognized $0.04 million in cumulative expense and had $0.01 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 0.21 years.

On December 15, 2014, we granted 0.008 million shares of restricted stock to a director of our company which vest over three years and had a fair value at date of grant of $0.03 million. The fair value of restricted stock, measured on the date of grant using the price of the Company’s common stock on grant date, is recognized as compensation cost, on a straight-line basis over the three - year vesting period. As of September 30, 2015, we recognized $0.008 of cumulative expense and had $0.02 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 2.21 years.

On April 8, 2015, we granted 0.07 million shares of stock options to an officer of H.D.D. LLC which vests over 4 years and has a fair value at date of grant of $0.1 million. We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The expected life assumptions for employee grants are based upon the simplified method, which averages the contractual term of the options of ten years with the average vesting term of four years for an average of six years. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life. The dividend yield assumption of zero is based upon the fact we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The fair value of the stock option is recognized as compensation cost, on a straight-line basis over the four-year vesting period. As of September 30, 2015, we recognized $0.02 million in cumulative expense and had $0.1 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 3.52 years.

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 9 – STOCK-BASED COMPENSATION, continued

The following table summarizes stock-based compensation included in our condensed consolidated statements of operations for the three-month periods ended September 30, 2015 and 2014, respectively:

	Three Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Sales and marketing	$11	$83
General and administrative	75	55
	$86	$138

There were no grants of equity incentives during the first quarter of FY16.

NOTE 10 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	September 30, 2015	September 30, 2014
	(in thousands, except share data)
Net loss attributable to Truett-Hurst, Inc.	$(212)	$(100)

Loss per share
Basic and dilutive Class A common share weighted average shares	4,027,183	3,750,472

Basic and diluted loss per share	$(0.05)	$(0.03)

Basic net loss per share is computed by dividing net loss attributable to us, by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including convertible LLC units and equity incentive shares. The assumed exchange of 3.0 million LLC units for Class A common stock and the vesting of 0.6 million equity incentive shares have been excluded from the diluted loss per share because they are expected to have an anti-dilutive effect.

The shares of Class B common stock do not share in our earnings and therefore are not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the consolidated balance sheets of financial assets and liabilities, which includes cash, accounts receivable, accounts payable and accrued expenses, approximated their fair values due to the short term nature of these financial assets and liabilities. The carrying amount of our debt approximates its fair value based on prevailing interest rates and time to maturity.

In October 2012, we executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and Ten-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value on our consolidated balance sheets. Changes in the fair value of this instrument have been recognized in our consolidated statements of operations in other income (expense). The following tables set forth our interest rate swap fair values at September 30, 2015 and at June 30, 2015:

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

	Fair value measurements at reporting date
	(in thousands)
	Fair value as of September 30, 2015	Significant other observable inputs
		(Level 2)
Liabilities
Interest rate swap (1)	$(52)	$(52)
Total	$(52)	$(52)

(1) Included in “Accounts payable and accrued expenses” on the Balance Sheet

	Fair value measurements at reporting date
	(in thousands)
	Fair value as of June 30, 2015	Significant other observable inputs
		(Level 2)
Assets
Interest rate swap (2)	$20	$20
Total	$20	$20

(2) Included in “Other current assets” on the Balance Sheet

NOTE 12 – TAXES

The effective tax rate for the first quarter of FY16 is 0% due to the company recording a full valuation allowance. In the three month period ended September 30, 2015, we had a tax benefit of $0.07 million against which we recorded a corresponding valuation allowance. The tax provision for the current year period is based on an estimate of our annualized income tax rate. Our effective tax rate includes a rate benefit attributable to the fact our subsidiaries operate as a limited liability company which is not subject to federal or state income tax.  Accordingly, a portion of our earnings are not subject to corporate level taxes.

We had no unrecognized tax benefits at September 30, 2015 and did not incur any income tax related interest expense or penalties related to uncertain tax positions.

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

Net Sales

The following tables reflect net sales, cost of sales and gross margin by segment for each of the three-month periods ended September 30, 2015 and 2014, respectively:

	Three Months Ended
	September 30, 2015	September 30, 1014
	(in thousands)
Net Sales
Wholesale	$5,109	$4,138
Direct to consumer	1,261	1,060
Internet	445	1,284
Total net sales	$6,815	$6,482

TRUETT-HURST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 13 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION, continued

	Three Months Ended
	September 30, 2015	September 30, 1014
	(in thousands)
Cost of Sales
Wholesale	$3,800	$3,000
Direct to consumer	420	373
Internet	251	674
Total cost of sales	$4,471	$4,047

	Three Months Ended
	September 30, 2015	September 30, 1014
	(in thousands)
Gross Profit
Wholesale	$1,309	$1,138
Direct to consumer	841	687
Internet	194	610
Total cost of sales	$2,344	$2,435

	Three Months Ended
	September 30, 2015	September 30, 1014
Gross Profit Percentage
Wholesale	25.6%	27.5%
Direct to consumer	66.7%	64.8%
Internet	43.6%	47.5%

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

	Net Sales for Three Months Ended		Accounts Receivable
	September 30,		as of September 30,
	2015	2014	2015	2014
Customer A	25%	42%	25%	38%
Customer B	36%	23%	39%	19%
Customer C	1%	-	10%	20%

International sales were $0.3 million and $0.4 million for the three-month periods ended September 30, 2015 and 2014, respectively.

NOTE 14 – SUBSEQUENT EVENTS

We have evaluated all subsequent event activity through the issue date of these condensed consolidated financial statements and concluded that no additional subsequent events, except as discussed in Note 6 – Commitments and Contingencies, have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, a reduction in the supply of grapes and bulk wine available to us; significant competition; any change in our relationships with retailers which could harm our business; we may not achieve or maintain profitability in the future; the loss of key employees; a reduction in our access to, or an increase in the cost of, the third-party services we use to produce our wine; credit facility restrictions on our current and future operations; failure to protect, or infringement of, trademarks and proprietary rights; these factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for fiscal 2015 filed with the Securities Exchange Commission (“SEC”) on September 28, 2015. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2015 and in other documents that we file from time to time with the SEC.

The unaudited interim condensed consolidated financial statements include the results of Truett-Hurst, Inc. and its subsidiaries: H.D.D. LLC (“LLC”) and its consolidated subsidiary, The Wine Spies, LLC (“Wine Spies”) (collectively, “we,” “Truett-Hurst” “our,” “us,” or “the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the general instructions for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. The disclosures do not include all the information necessary for audited financial statements in accordance with GAAP.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on September 28, 2015. In the opinion of our management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances have been eliminated. Unless otherwise indicated, the Notes to the unaudited consolidated financial statements relate to the discussion of our continuing operations. Our condensed consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries and the portion of equity in a consolidated subsidiary that is not attributable to us, directly or indirectly, is presented as noncontrolling interests.

Quantities or results referred to as “to date” or “as of this date” mean as of or to September 30, 2015, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year.

OVERVIEW OF BUSINESS

General

We produce and sell premium, super-premium, and ultra-premium wines and other select beverage alcohol products made from wine. The wine we make generally comes from grapes purchased from California-based growers. In addition, we purchase semi-finished bulk wine under contract and opportunistically on the spot-market. On a more limited basis, we also purchase finished goods from both foreign and domestic producers. We are headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. Our wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Petite Sirah, Merlot, and Cabernet Sauvignon and are sold across a number of price points via three distinct distribution channels: three-tier, direct to consumer and internet. Our business model is a combination of direct to consumer sales, traditional three-tier brand sales and retail exclusive brand sales. We own, design and develop our brands, including those developed and sold on a retailer exclusive basis. Our brands are differentiated and marketed through innovative packaging and label designs.

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

Strategic Objectives

There are three primary categories into which we sell our wine: premium ($12 - $14 per bottle retail price), super-premium ($15 - $24 per bottle retail price), and ultra-premium ($25 - $49 per bottle retail price). We believe we can benefit from growth at the premium and above price points and continue to grow our business relying on our competitive strengths: our experienced and knowledgeable team; our relationships with the world’s top wine distributors and retailers; and our innovative approach to distribution and brand development. We intend to continue growing by:

•	Developing innovative retail exclusive products that meet the needs of wine retailers. We have a reputation for developing innovative retail exclusive brands and working with our retailer partners on unique programs to support sales of those products. With our branding expertise we intend to continue innovation and build our market share with global wine retailers who are focused on increasing their profitability through retail exclusive offerings.

•	Growing our customer base to include additional major U.S. retail chains. We are actively pursuing relationships with the largest retail chains in the United States and have further diversified our customer base, thereby reducing customer concentration risk.

•	Expanding our direct to consumer business. Our wine clubs continue to grow due to growing consumer awareness of our brands from targeted public relations, exciting wine club events and advertising. The direct to consumer business generally generates higher gross margins and we intend to continue building this distribution channel in order to further our growth.

•	Marketing to key international markets. During FY14, we completed an agreement with the Trialto Wine Group, LTD, based in Vancouver Canada, creating a national partnership to distribute the Truett-Hurst family of brands throughout Canada. We also continue selective brand development and distribution opportunities in other international markets.

•	Developing new ways to engage customers and to distribute our products. We continue to be discovery-oriented in our approach and we are always looking for new innovations in and approaches to the global wine market. We believe that traditional wine marketing, to some degree, has stymied creativity and believe our innovative branding expertise allows us to rapidly capitalize on evolving customer demands.

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

Comparison of the Three-Month Periods Ended September 30, 2015 and 2014

Net Sales

The following table compares net sales by distribution channel:

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)	% Change
	(in thousands, except percentages)
Distribution Channel
Wholesale	$5,109	$4,138	$971	23.5%
Direct to consumer	1,261	1,060	201	19.0%
Internet	445	1,284	(839)	-65.3%
Total net sales	$6,815	$6,482	$333	5.1%

Net sales increased to $6.8 million for the first quarter of FY16 from $6.5 million for the first quarter of FY15, an increase of $0.3 million.

Wholesale net sales increased 23.5% in the first quarter of FY16 compared to prior-year’s first quarter period. The increase in wholesale net sales was due to organic growth of certain of our brands as well as adding new retail exclusive products with our customers. Direct to consumer net sales increased 19.0% in the first quarter of FY16 compared to prior-year’s first quarter period. The increase in direct to consumer net sales was primarily due to our continued efforts to grow the channel through wine club sales and tasting room sales. Internet net sales decreased 65.3% for the first quarter of FY16 compared to the prior-year’s first quarter period. The internet net sales decrease was attributable to the loss of a key partnership during the fourth quarter of fiscal year 2015. We anticipate that the near term run rate for net sales in the internet segment will continue to be below sales in the prior year periods.

International net sales were $0.3 million and $0.4 million for the three-month periods ended September 30, 2015 and 2014, respectively.

We record sales discounts and depletion allowances as a reduction of sales at the time of sale. For the three-month periods ended September 30, 2015 and 2014, sales discounts and depletion allowances totaled $1.1 million and $0.6 million, respectively.

Cost of Sales

The following table compares cost of sales by distribution channel:

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)	% Change
	(in thousands, except percentages)
Distribution Channel
Wholesale	$3,800	$3,000	$800	26.7%
Direct to consumer	420	373	47	12.6%
Internet	251	674	(423)	-62.8%
Total cost of sales	$4,471	$4,047	$424	10.5%

Our cost of sales increase for the first quarter of FY16 compared to the first quarter of FY15 was attributable to the related increase in sales and sales mix. Total cost of sales increase was 10.5% compared to net sales increase of 5.1% for the first quarter of FY16. The change in internet cost of sales was attributable to decreased unit sales volume.

Gross Profit / Gross Profit Margin

The following table compares gross profit and gross profit margins by distribution channel:

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)	% Change
	(in thousands, except percentages)
Gross Profit
Wholesale	$1,309	$1,138	$171	15.0%
Direct to consumer	841	687	154	22.4%
Internet	194	610	(416)	-68.2%
Total cost of sales	$2,344	$2,435	$(91)	-3.7%

	Three Months Ended
	September 30, 2015	September 30, 1014
Gross Profit Percentage
Wholesale	25.6%	27.5%
Direct to consumer	66.7%	64.8%
Internet	43.6%	47.5%

Sales and Marketing

Sales and marketing expenses consist primarily of non-production personnel costs, advertising and other marketing promotions. Advertising costs are expensed as incurred. Advertising expense for the three-month periods ended September 30, 2015 and 2014 was $0.05 million and $0.03 million, respectively. Sales and marketing expenses consist of the following:

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)	% Change
	(in thousands, except percentages)

Sales and marketing	$1,581	$1,565	$16	1.0%

Percentage of net sales	23.2%	24.1%

Sales and marketing expenses were flat in the first quarter of FY16 compared to the prior-year’s first quarter period.

We report the amounts billed to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as a sales and marketing expense. For the three-month periods ended September 30, 2015 and 2014, shipping costs were $0.2 million and $0.3 million, respectively.

General and Administrative

General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions. General and administrative expenses consist of the following:

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)	% Change
	(in thousands, except percentages)

General and administrative	$910	$943	$(33)	-3.5%

Percentage of net sales	13.4%	14.5%

General and administrative expense decreased 3.5% for the first quarter of FY16 compared to the prior-year’s first quarter period. The decrease in general and administrative expenses is primarily attributed to lower legal, consulting, and other professional fees offset by higher wages expenses including stock based compensation.

Interest Expense

Interest expense was $0.08 million and $0.04 million for the three-month periods ended September 30, 2015 and 2014, respectively.

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

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)	% Change
	(in thousands, except percentages)
Working capital	$12,872	$14,920	$(2,048)	-13.7%
Cash and cash equivalents	$2,769	$4,752	$(1,983)	-41.7%

The credit facilities, which mature on July 31, 2016, include (a) a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the London Interbank Offered Rate (“LIBOR”), (b) a capital equipment line with a maximum commitment of a $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows us to enter into any spot or forward transaction to purchase from or sell to our bank a foreign currency. We did not use the foreign exchange facility during the three month period ended September 30, 2015.

The outstanding balances on the components of the credit facilities are:

	September 30, 2015	June 30, 2015
	(in thousands)
Credit Facilities
Line of credit	$9,915	$8,534
Equipment line of credit	80	500
Total credit facilities	$9,995	$9,034

The credit facilities are collateralized by substantially all of our assets. Availability is subject to a monthly borrowing base and compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), a debt to effective tangible net worth ratio (measured quarterly), a debt service coverage ratio (measured annually) and minimum EBITDA (measured at December 31, 2015 and March 31, 2016). We were in compliance in all material aspects with all such covenants at September 30, 2015.

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

Cash Flows

	September 30, 2015	September 30, 2014
	in thousands		Inc (Dec)
Net cash provided by (used in) operating activities	$33	$(679)	$712
Net cash provided by (used in) investing activities	$(300)	$(423)	$123
Net cash provided by financing activities	$1,357	$287	$1,070

Operating Activities

Net cash related to operating activities increased $0.7 million from a decrease in cash of $(0.7) million for the three-month period ended September 30, 2015. The significant changes in cash flows used in operating activities is attributable to the net loss, increase in inventories, increase in accounts payable and accrued expenses and an increase in accounts receivable. Due to the seasonal nature of the harvest, our first fiscal quarter requires an increase in working capital which is not typically required in subsequent quarters of a given fiscal year.

Investing Activities

Net cash used related to investing activities increased $0.1 million from a decrease in cash of $(0.4) million for the three-month period ended September 30, 2015  The changes in cash flows used in investing activities was attributable to an increase in property and equipment purchases which are primarily barrels used to age wine.

Financing Activities

Net cash provided by financing activities increased $1.1 million for the three-month period ended September 30, 2015 compared to the net cash provided by financing activities of $0.3 million for the three-month period ended September 30, 2014. The significant change in cash flows provided by financing activities is attributable to proceeds from borrowings from an increased revolving line of credit.

Contractual Obligations and Commitments

Financing Agreements

Our primary sources of indebtedness are loans provided by our bank. Since June 30, 2015, there have been no material changes with respect to our loans or guarantees as disclosed in the “Notes to the Financial Statements – Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. We were in compliance in all material aspects with all covenants at September 30, 2015.

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

We lease a winery, tasting room facility, office space and certain office equipment. We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements with third parties and related party growers. The following table presents future minimum inventory commitments as of September 30, 2015:

Years ending June 30,	Third Parties	Related Parties	Total
	(in thousands)
2016 (remaining nine months)	$2,398	$-	$2,398
2017	1,040	479	1,519
2018	388	480	868
2019	191	273	464
Thereafter	-	-	-
Total	$4,017	$1,232	$5,249

Our related party commitments were fulfilled during the first quarter of fiscal 2016; however, we may enter into new related party commitments in the ordinary course of business.

At September 30, 2015, total future purchase commitments for finished goods total approximately $3.7 million and are expected to be fulfilled during fiscal 2016 to 2017.

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

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 would be effective for us in this fiscal year, but it will have no impact.

In April 2015, the FASB issued ASU No. 2015-03: Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The update sets forth a requirement that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. ASU 2015-03 would be effective for us in this fiscal year, but it will have no impact.

In August, 2015 , the FASB issued ASU No. 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03 - Simplifying the Presentation of Debt Issuance Costs. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” This will have no impact on us.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject to various litigation matters arising in the ordinary course of business from time to time.  Other than the matter discussed below, we are not aware of any current pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows.

On October 21, 2015, H.D.D. LLC (“HDD”), the operating subsidiary of Truett Hurst, Inc. (the “Company”), received a letter from Hambrecht Wine Group, L.P. (the “Lessor”), the lessor of HDD’s winery and tasting room facility at 4035 Westside Road, Healdsburg, California, under a lease dated February 8, 2011 (the “Lease”), purporting to terminate the Lease effective as of that date, and rejecting HDD’s prior exercise of its election to extend for five years the original term of the Lease (which expires February 29, 2016). Lessor’s purported termination is based on purported defaults by HDD under provisions of the Lease relating to payment of rent and late charges (predicated on HDD’s withholding of approximately $33,000 in rent from several monthly rental payments in 2011, 2013 and 2014 due to a disagreement over the responsibility to provide water to the leased facility), the non-delivery by HDD of production reports and estimated production reports designed to determine whether additional rent was payable, and purported failure to comply with a provision of the Lease entitled “Assignment and Subletting.”

The Company intends to take all appropriate actions, including arbitration or litigation, to preserve its right to occupancy under the Lease for its full term, including the five year extension. No assurances can be made, however, that the Company will be successful in this effort. The loss of the lease could have a materially adverse effect on the Company’s business, results of operations and financial condition.

ITEM 1A. RISK FACTORS.

There have been no material changes in information regarding our risk factors as described in Item 1A of our Form 10-K as filed with the SEC on September 28, 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 13 day of November, 2015.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	November 13, 2015

Phillip L. Hurst President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Forgue	November 13, 2015

Paul Forgue Chief Financial Officer & Chief Operations Officer (Principal Financial/Accounting Officer)

