Form 10-Q
period 2015-12-31
Truett-Hurst, Inc.
filed 2016-02-12
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class A	Number of Shares Outstanding
Common stock, $0.001 par value per share	4,203,258

TRUETT-HURST, INC. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2015	June 30, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,017	$1,578
Accounts receivable	3,619	2,783
Inventories, net	20,150	22,080
Bulk wine deposit	25	345
Assets held for sale	185	173
Other current assets	171	311
Total current assets	29,167	27,270

Property and equipment, net	5,845	5,743
Intangible assets, net	495	482
Other assets, net	414	408
Total assets	$35,921	$33,903

Liabilities and Equity
Current liabilities:
Credit facilities	$10,263	$9,034
Accounts payable and accrued expenses	4,175	4,056
Accrual for sales returns	514	524
Due to related parties	238	134
Liabilities held for sale	160	140
Current maturities of long term debt	470	368
Total current liabilities	15,820	14,256

Deferred rent liability	17	26
Long term debt, net of current maturities	3,399	3,272
Total liabilities	19,236	17,554

Commitments and contingencies (Note 6)
Equity:
Stockholders’ equity
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized, none issued and outstanding at December 31, 2015 and June 30, 2015	-	-
Class A common stock, par value of $0.001 per share, 15,000,000 authorized, 4,203,258 issued and outstanding at December 31, 2015 and 4,010,120 issued and outstanding at June 30, 2015	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized, 8 issued and outstanding at December 31, 2015 and June 30, 2015	-	-
Additional paid-in capital	14,789	14,618
Accumulated deficit	(5,335)	(5,356)
Total Truett-Hurst, Inc. equity	9,458	9,266
Noncontrolling interest	7,227	7,083
Total equity	16,685	16,349
Total liabilities and equity	$35,921	$33,903

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Sales	$8,748	$5,094	$15,280	$10,424
Less excise tax	(242)	(168)	(405)	(300)
Net sales	8,506	4,926	14,875	10,124

Cost of sales	5,866	3,738	10,086	7,111

Gross profit	2,640	1,188	4,789	3,013

Operating expenses:
Sales and marketing	1,384	1,250	2,822	2,354
General and administrative	719	755	1,609	1,642
(Gain) loss on disposal of assets	-	-	(1)	2
Total operating expenses	2,103	2,005	4,430	3,998
Net income (loss) from operations	537	(817)	359	(985)
Other income (expense):
Interest expense, net	(86)	(69)	(169)	(133)
Other	25	(77)	(69)	(86)
Total other expense	(61)	(146)	(238)	(219)
Net income (loss) income before income taxes	476	(963)	121	(1,204)
Income tax expense	(1)	-	(1)	(2)
Net income (loss) before noncontrolling interest from continuing operations	475	(963)	120	(1,206)
Income from discontinued operations, net of tax (Note 8)	30	97	45	153
Net income (loss) attributable to Truett-Hurst, Inc. and H.D.D. LLC	505	(866)	165	(1,053)
Less: Net income (loss) attributable to noncontrolling interest: H.D.D. LLC	270	(392)	(144)	(479)
Net income (loss) attributable to Truett-Hurst, Inc.	$235	$(474)	$21	$(574)

Net income (loss) per share:
Basic per share	$0.06	$(0.13)	$0.01	$(0.15)
Diluted per share	$0.03	$(0.13)	$0.00	$(0.15)

Weighted average shares used in computing net income (loss) per share:
Basic weighted average shares	4,062,341	3,786,712	4,045,634	3,768,592
Diluted weighted average shares	7,239,918	3,786,712	7,200,405	3,768,592

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$165	$(1,053)
Income from discontinued operations, net of tax	(45)	(153)
Net income (loss) from continuing operations	120	(1,206)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	295	266
Stock-based compensation	172	345
Deferred rent	(9)	(11)
Loss on fair value of interest swap	37	49
(Gain) loss on disposal of assets	(1)	2

Changes in operating assets and liabilities, net
Accounts receivable	(836)	1,006
Inventories	1,930	(4,760)
Bulk wine deposit	320	1,424
Other current assets	104	(47)
Accounts payable and accrued expenses	119	250
Accrual for sales returns	(10)	582
Due to related parties	104	271
Net cash provided by operating activities of discontinued operations	55	464
Net cash provided by (used in) operating activities	2,400	(1,365)

Cash flows from investing activities:
Acquisition of property and equipment	(368)	(597)
Acquisition of intangible and other assets	(53)	(138)
Proceeds from sale of assets	2	-
Net cash used in investing activities	(419)	(735)

Cash flows from financing activities:
Net proceeds from (payments on) line of credit	1,229	(228)
Proceeds from long term debt	443	-
Payments on long term debt	(214)	(166)
Net cash provided by (used in) financing activities	1,458	(394)

Net change in cash and cash equivalents	3,439	(2,494)
Cash and cash equivalents at beginning of period	1,578	5,362
Cash and cash equivalents at end of period	$5,017	$2,868

Supplemental disclosure of cash flow information:
Cash paid for interest	$169	$120
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the results of Truett-Hurst, Inc. (“THI”) and its subsidiary H.D.D. LLC (“LLC”). They have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with general instructions for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. THI consolidates the financial results of the LLC and records a noncontrolling interest representing the portion of equity ownership in the LLC that is not attributable to THI.

On January 25, 2016, the LLC sold its fifty percent interest in The Wine Spies, LLC (“Wine Spies”) with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in our unaudited interim condensed consolidated financial statements. We have presented the balance sheet at fair value which is equal to the consideration paid in the transaction. The gain on the sale along with the current year results have been recorded in the statement of operations as part of discontinued operations. Prior periods have been accounted for on a consistent basis.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. We prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and, in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim period presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on September 28, 2015.

Quantities or results referred to as “to date” or “as of this date” mean as of or to December 31, 2015, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year.

Unless otherwise indicated, the notes to the unaudited condensed consolidated financial statements relate to the discussion of our continuing operations.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Reclassifications

Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported consolidated results of continuing operations.

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

TRUETT-HURST, INC. AND SUBSIDIARY

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

In August 2015, the FASB issued ASU No. 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” This will have no impact on us.

In September 2015, the FASB issued ASU No 2015-16: Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendment is effective for fiscal years beginning after December 15, 2015, including interim periods. The update sets forth guidance on accounting for measurement-period adjustments. This will have no impact on us.

In November 2015, the FASB issued ASU No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The update sets forth a requirement for Companies to classify deferred tax assets and liabilities as non-current amounts on the balance sheet. It is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. ASU 2015-17 will be effective for us, but will not cause a material impact on our financial condition or the results of our operations.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and we do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2 – INVENTORIES

Inventories consist of the following:

	December 31, 2015	June 30, 2015
	(in thousands)
Grapes, bulk wine and capitalized cultural costs	$8,052	$7,375
Bottled wine, net	11,736	13,956
Bottling materials and other	362	544
Canned wine, net	-	205
Total inventories, net	$20,150	$22,080

At December 31, 2015, gross inventories were offset by a general reserve of $0.02 million for bottled wine and a reserve related to the CA Winecraft product of $0.7 million. The CA Winecraft reserve was increased by $0.2 million in the second quarter of FY16 to fully reserve for all remaining CA Winecraft product. At June 30, 2015, the reserve for the CA Winecraft product was $0.5 million.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT, net

Property and equipment consists of the following:

	December 31, 2015	June 30, 2015
	(in thousands)
Land and land improvements	$2,804	$2,804
Building and improvements	1,848	1,844
Machinery and equipment	2,027	1,769
Vineyard development	353	353
Vineyard equipment	327	327
Furniture and fixtures	263	260
Leasehold improvements	123	120
Vehicles	86	85
	7,831	7,562
Less: accumulated depreciation	(1,986)	(1,819)
Total property and equipment, net	$5,845	$5,743

Total depreciation expense for the three months and six months ended December 31, 2015 was $0.1 million and $0.3 million, respectively, compared to $0.1 million and $0.2 million for the same periods in FY15.

NOTE 4 – INTANGIBLE ASSETS, net

Intangible asset balances are summarized as follows:

	December 31, 2015	June 30, 2015
	(in thousands)
Finite lives:
Patents	$45	$44
	45	44
Less: accumulated amortization	(1)	(1)
	44	43
Indefinite lives:
Trademarks	451	439

Total intangible assets, net	$495	$482

Amortization expense of intangible assets was negligible during FY16 and FY15. The expected future amortization of patents is $0.04 million. Patents are amortized from the time they are granted over the legal life of the patent.

NOTE 5 – OTHER ASSETS, net

Other assets consist of the following:

	December 31, 2015	June 30, 2015
	(in thousands)
Label design	$413	$372
Loan fees	18	18
Lease costs	23	23
Software	170	151
Website design	70	66
	694	630
Less: accumulated amortization	(280)	(222)

Total other assets, net	$414	$408

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 5 – OTHER ASSETS, net, continued

Future amortization of other assets is as follows:

Years ending June 30,
(in thousands)
2016 (remaining six months)	$66
2017	122
2018	112
2019	67
2020	29
Thereafter	4
Total future amortization	$400

Total other assets, net includes amounts for assets capitalized, but not yet in service. The amount of these assets is the difference between the net amount and the total future amortization. Total amortization expense for other assets for the three months and six months ended December 31, 2015 was $0.03 million and $0.06 million, respectively, compared to $0.02 million and $0.05 million for the same period in FY15.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases

In February 2011, we entered into a lease agreement for a tasting room and winery.  The lease is for five years, commencing on March 1, 2011 and ending on February 29, 2016, and contains one option to extend for an additional period of five years.  On July 27, 2015, we exercised the option to extend our lease of the property through February 29, 2021. We have the right of first refusal in the event the lessor desires to sell the leased property.   The rent is subject to an annual 3% increase or a higher amount based on production. Based on our current production estimates for the facility, future payments are assumed to increase 3% annually.

See Note 6 – Commitments and Contingencies, “Litigation”.

In October 2013, we entered into a lease agreement for administrative office space. The lease commenced on October 15, 2013 and ends on October 31, 2016, and contains three one-year renewal options with adjustment to market rents.

Rent payments for these facilities was $0.1 million and $0.2 million for the three months and six months ended December 31, 2015, respectively, compared to $0.08 and $0.2 million for the three months and six months ended December 31, 2014, respectively.

Future lease commitments are:

Years ending June 30,
(in thousands)
2016 (remaining six months)	$169
2017	316
2018	310
2019	319
2020	329
Thereafter	225
Total future rent payments	$1,668

Future lease commitments include rent payments for the tasting room and winery through the term of the lease ending February 2021.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, continued

Credit Facilities and Long Term Debt

Since June 30, 2015, there have been no material changes with respect to our credit facilities and our borrowings as disclosed in the “Notes to the Financial Statements – Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

The credit facilities, which mature on July 31, 2016, include (a) a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the London Interbank Offered Rate (“LIBOR”), (b) a capital equipment line with a maximum commitment of $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows our bank to enter into any spot or forward transaction to purchase or sell to a foreign currency. We did not use the foreign exchange facility during the six months ended December 31, 2015.

The credit facilities are secured by a pledge of substantially all of our assets. Availability is subject to a monthly borrowing base and compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), a debt to effective tangible net worth ratio (measured quarterly) and a debt service coverage ratio (measured annually at our fiscal year end). The bank loans obtained on July 15, 2015 also include a minimum EBITDA covenant to be measured on December 31, 2015 and March 31, 2016. The Company is in compliance with all material aspects of its covenants as of December 31, 2015.

Long term debt consisted of the following:

		December 31, 2015	June 30, 2015
		(in thousands except payment information)
Long term debt:
Note 1	(1)	$2,920	$2,987
Note 2	(2)	-	21
Note 3	(3)	157	193
Note 4	(4)	285	326
Note 5	(5)	56	113
Note 6	(6)	451	-
Total notes payable		3,869	3,640
Less: current maturities		(470)	(368)
Total long term debt		$3,399	$3,272

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.

(2)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $4,226, matured November 1, 2015 at 3.75% interest.

(3)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures January 15, 2018 at 3.75% interest.

(4)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 1, 2019; at 3.75% interest.

(5)	On November 30, 2014, we acquired the unrestricted use of the Stonegate trademark in exchange for a trademark release payment which is to be made over time and is accounted for as a note payable. The note payable has three equal installments: a) within five days of November 30, 2014, b) on October 31, 2015, and c) on July 31, 2016. The note does not accrue interest outstanding on the principal. An imputed interest rate of 5.5% was assessed under GAAP and the impact was considered immaterial.

(6)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $11,267, matures July 1, 2019; at 3.90% interest.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, continued

Future principal and interest payments for the long term debt as of December 31, 2015 are as follows:

Years ending June 30,
(in thousands)
2016 (remaining six months)	$262
2017	418
2018	396
2019	336
2020	146
Thereafter	2,311
3,869
Add: Estimated interest payments	697
Total	$4,566

Supply Contracts

At December 31, 2015, total future purchase commitments for finished goods total approximately $3.7 million and are expected to be fulfilled during fiscal 2016 to 2017.

We enter into short and long term contracts with third parties and related party growers to supply a portion of our future grape and bulk wine inventory requirements. Future minimum grape and bulk wine inventory purchase commitments are as follows:

Years ending June 30,	Third Parties	Related Parties	Total
	(in thousands)
2016 (remaining six months)	$2,398	$-	$2,398
2017	1,040	479	1,519
2018	388	480	868
2019	191	273	464
Total	$4,017	$1,232	$5,249

Our related party commitments for fiscal 2016 were fulfilled during the first quarter; however, we may enter into new related party commitments in the ordinary course of business.

Production

We enter into various contracts with third party service providers for grape crushing and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. Our current contracts for custom crush services cover the 2015 harvest. Our current bottling contract requires a minimum of 200,000 cases at $2.40 per case to be bottled in a one year period.

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

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, continued

On January 29, 2016, Mendocino Wine Group (MWG) filed a complaint against Phil Hurst (Hurst) and H.D.D., LLC (LLC). The complaint alleges that, prior to January 2012, Hurst and HDD aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Dolan's contract with Thornhill Management Company (the manager of MWG), and aided and abetted Dolan's interference with MWG's economic advantage. Hurst and HDD completely deny the claims, deny all wrongdoing, and deny that they caused any harm to MWG. No amount has been recorded in the financial statements related to this suit.

On October 21, 2015, H.D.D. LLC, received a letter from Hambrecht Wine Group, L.P. (the “Lessor”), the lessor of HDD’s winery and tasting room facility at 4035 Westside Road, Healdsburg, California, under a lease dated February 8, 2011 (the “Lease”), purporting to terminate the Lease effective as of that date, and rejecting HDD’s prior exercise of its election to extend for five years the original term of the Lease (which expires February 29, 2016). Lessor’s purported termination is based on purported defaults by HDD under provisions of the Lease relating to payment of rent and late charges (predicated on HDD’s withholding of approximately $33,000 in rent from several monthly rental payments in 2011, 2013 and 2014 due to a disagreement over the responsibility to provide water to the leased facility), the non-delivery by HDD of production reports and estimated production reports designed to determine whether additional rent was payable, and purported failure to comply with a provision of the Lease entitled “Assignment and Subletting.”

On November 9, 2015, we filed a motion for declaratory and injunctive relief in the Superior Court of California, Sonoma County. This suit is the first step in arbitrating the dispute.

The Company intends to take all appropriate actions, to preserve its right to occupancy under the Lease for its full term, including the five year extension. No assurance can be made, however, that the Company will be successful in this effort. The loss of the lease could have a materially adverse effect on the Company’s business, results of operations and financial condition. If the Company was no longer able to use the leased facilities, we would need to find an alternative location for the VML tasting room, obtain alternative production and storage capacity for approximately twenty-five percent of our annual harvest volume, and relocate offices for several production and administrative headcount.

Exchange Agreement

Prior to the completion of the IPO, we entered into an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers. Under the exchange agreement, each existing owner (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at our election. As a holder exchanges their LLC Units, our interest in the LLC will be correspondingly increased. During FY15, certain members exchanged approximately 0.2 million LLC Units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement. During the three months ended December 31, 2015, there was an exchange of approximately 0.2 million LLC Units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement.

Tax Receivable Agreement

We entered into a tax receivable agreement (“TRA”) with the LLC Unit holders which provides for payment by the Company to the LLC Unit holders who convert their Units to shares, an amount equal to 90% of the amount of the benefit, if any, that are realized as a result of (i) increases in tax basis associated with the election effected under Section 754 of the Code, and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Any payments under the tax receivable agreement will depend upon whether we have taxable income to utilize the benefit.

We will be required to pay the counterparties to the tax receivable agreement for certain tax benefits we may claim arising in connection with current exchanges, future purchases or exchanges of LLC Units and related transactions, and the amounts we may pay could be significant.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES, continued

H.D.D. LLC has made an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of LLC Units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of H.D.D. LLC at the time of an exchange of LLC Units. As a result of these exchanges, Truett-Hurst, Inc. will become entitled to a proportionate share of the existing tax basis of the assets of H.D.D. LLC. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of H.D.D. LLC that otherwise would not have been available.

Both this proportionate share and these increases in tax basis may reduce the amount of tax that Truett-Hurst, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We recorded deferred tax assets of $6.5 million related to the exchange of 1.3 million LLC Units for an equal amount of THI Class A common stock through the six months ended December 31, 2015. We recorded a $5.9 million long-term liability due to LLC Unit holders who converted their Units to shares which represents 90% of the estimated tax benefits and $0.7 million for the difference in the recorded deferred tax asset and computed TRA liability and recorded as an adjustment to equity. Additionally, we recorded a valuation allowance on our deferred tax assets for $6.5 million as it was determined that it was more likely than not that the tax benefits would not be realized, which resulted in corresponding adjustments to the TRA liability and equity as mentioned above.

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

Generally, a maximum obligation under these contracts is not explicitly stated thus an estimate of this potential obligation cannot be reasonably estimated.  Historically, we have not been required to make payments under these obligations, and no liabilities have been recorded at December 31, 2015 and June 30, 2015, for these obligations on our balance sheets.

NOTE 7 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2015	June 30, 2015
	(in thousands)
Accounts payable	$2,240	$2,969
Accrued expenses	632	170
Commission	131	132
Depletion allowance	747	525
Personnel	223	242
Accrued grape purchases	60	-
Professional fees	142	18
Total accounts payable and accrued expenses	$4,175	$4,056

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 8 – DISCONTINUED OPERATIONS

On January 25, 2016, H.D.D., LLC sold its 50% in Wine Spies for $25,000. The effective date of the transaction is December 31, 2015. Consistent with ASC-810 - Consolidation, the sale qualifies as an event that requires us to deconsolidate Wine Spies in our financial statements and revalue our ownership interest at fair value. We have determined the fair value of our investment at December 31, 2015 is equal to the sale price of our ownership interest and no other factors were considered in developing the valuation. The deconsolidation resulted in a gain of $0.02 million which is included in the income from discontinued operations in our condensed consolidated statements of operations. The purchaser of our interest was the owner of the other 50% of Wine Spies and Wine Spies CEO. Customary representation and warranties, as well as a full and final release of all claims have been provided to the Company from Wine Spies and the Buyer. Other than minimal transition services which we anticipate being substantially complete by February 15, 2016, we will have no continuing relationship with Wine Spies.

The assets and liabilities of Wine Spies are classified as assets held for sale and liabilities held for sale.

At December 31, 2015, the breakdown of the assets held for sale liabilities held for sale are:

Cash and cash equivalents	$138
Accounts receivable	8
Inventories	10
Other current assets	8
Property and equipment, net	6
Gain on sale	15
Assets held for sale	$185

Accounts payable and accrued expenses	$110
Noncontolling interest	50
Liabilities held for sale	$160

At December 31, 2015, the breakdown of discontinued operations is:

	Three Months Ended	Six Months Ended
	December 31, 2015	December 31, 2015
	(in thousands, except per share data)
Net income from operations of discontinued operations	$15	$30
Gain on sale	15	15
Net income from discontinued operations, net of tax	$30	$45

Earnings Per Share
Basic weighted average shares	4,062,341	4,045,634
Diluted weighted average shares	7,239,918	7,200,405

Basic net income per share	$0.01	$0.01
Diluted net income per share	$0.00	$0.00

NOTE 9 – OUT OF DATE PRODUCT

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

Since December 31, 2014, when the accrual was established, we have processed return credits of approximately $0.06 against the accrual for sales returns leaving an outstanding balance of $0.5 million as of December 31, 2015.

NOTE 10 – STOCK-BASED COMPENSATION

Equity Incentive Plan

We have granted restricted stock awards, stock options and restricted stock units to employees, directors and non-employees under our 2012 Stock Incentive Plan. For a complete discussion of 2012 Stock Incentive Plan, please refer to the Note 13 - “Stock-based Compensation” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2015. As of December 31, 2015, the 2012 Plan has 1.0 million shares reserved for issuance and a total of 0.6 million granted equity incentive shares outstanding.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 10 – STOCK-BASED COMPENSATION, continued

A summary of the activity for restricted stock awards is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	97,329	$3.24	1.53	$141
Granted	-	-	-	-
Released	(16,802)	-	-	24
Vested	(5,264)	3.80		8
Forfeited, cancelled or expired	-	-	-	-
Outstanding at December 31, 2015	75,263	$3.61	1.03	$109
Expected to vest at December 31, 2015	75,263	$3.61	1.03	$109

A summary of the activity for restricted stock units is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	87,500	$5.00	2.48	$127
Granted	45,180	1.66	2.96	66
Released	(21,875)	-	-	32
Vested	-	-	-	-
Forfeited, cancelled or expired	-		-	-
Outstanding at December 31, 2015	110,805	$3.64	2.72	$161
Expected to vest at December 31, 2015	110,805	$3.64	2.72	$161

A summary of the activity for stock options is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	182,500	$4.22	9.39	$-
Granted	210,000	1.94	9.96	-
Vested	-	-	-	-
Forfeited, cancelled or expired	-	-	-	-
Outstanding at December 31, 2015	392,500	$3.00	9.24	$-
Exercisable at December 31, 2015	37,500	$2.70	8.49	$-
Vested and expected to vest at December 31, 2015	410,000	$3.07	9.24	-

The following table summarizes stock-based compensation included in our condensed consolidated statements of operations for the three and six months ended December 31, 2015 and 2014, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	(in thousands)
	2015	2014	2015	2014

Sales and marketing	$7	$100	$19	$184
General and administrative	78	105	153	161
Total stock-based compensation	$85	$205	$172	$345

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 11 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income per common share for continuing operations for the three and six months ended December 31, 2015:

	Three Months Ended	Six Months Ended
	December 31, 2015	December 31, 2015
	(in thousands, except per share data)
Net income attributable to Truett-Hurst, Inc.	$235	$21

Earnings Per Share
Basic weighted average shares	4,062,341	4,045,634
Diluted weighted average shares	7,239,918	7,200,405

Basic net income per share	$0.06	$0.01
Diluted net income per share	$0.03	$0.00

The diluted net income per share includes the outstanding restricted stock units, restricted stock, and stock options granted to employees, non-employees and directors, as well as convertible LLC Units.

The shares of the Class B common stock do not share in our earnings and therefore are not participating securities. Accordingly, basic and diluted net income per share of the Class B common stock have not been presented.

The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended December 31, 2014:

	Three Months Ended	Six Months Ended
	December 31, 2014	December 31, 2014
	(in thousands, except per share data)
Net loss attributable to Truett-Hurst, Inc.	$(474)	$(574)

Loss per share
Basic and dilutive Class A common share weighted average shares	3,786,712	3,768,592

Basic and diluted net loss per share	$(0.13)	$(0.15)

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

The shares of Class B common stock do not share in our earnings and therefore are not participating securities. Accordingly, basic and diluted net income (loss) per share of Class B common stock have not been presented.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the condensed consolidated balance sheets of financial assets and liabilities, which includes cash, accounts receivable, accounts payable and accrued expenses, approximated their fair values due to the short term nature of these financial assets and liabilities. The carrying amount of our debt approximates its fair value based on prevailing interest rates and time to maturity.

In October 2012, we executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and Ten-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value on our consolidated balance sheets. Changes in the fair value of this instrument have been recognized in our condensed consolidated statements of operations in other income (expense). The following tables set forth our interest rate swap fair values at December 31, 2015 and at June 30, 2015:

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

	Fair value measurements at reporting date
	(in thousands)
	Fair value as of December 31, 2015	Significant other observable inputs
		(Level 2)
Liabilities
Interest rate swap (1)	$(15)	$(15)
Total	$(15)	$(15)

(1) Included in “Accounts payable and accrued expenses” in the Balance Sheet

	Fair value measurements at reporting date
	(in thousands)
	Fair value as of June 30, 2015	Significant other observable inputs
		(Level 2)
Assets
Interest rate swap (2)	$20	$20
Total	$20	$20

(2) Included in “Other current assets” in the Balance Sheet

NOTE 13 – TAXES

The effective tax rate for the second quarter of FY16 is 0% due to the Company recording a full valuation allowance. In the six months ended December 31, 2015, we had a tax benefit of $0.02 million against which we recorded a corresponding valuation allowance. The tax provision for the current year period is based on an estimate of our annualized income tax rate. Our effective tax rate includes a rate benefit attributable to the fact our subsidiaries operate as a limited liability company which is not subject to federal or state income tax.  Accordingly, a portion of our earnings are not subject to corporate level taxes.

We had no unrecognized tax benefits at December 31, 2015 and did not incur any income tax related interest expense or penalties related to uncertain tax positions.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 14 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Our primary reporting segments are identified as wholesale and direct to consumer.

Wholesale sales include our retail exclusive brand label model and brands sold through the three-tier distribution system. Direct to consumer sales occur through our tasting rooms and wine clubs. Operating and other expenses are not allocated between operating segments; therefore, operating and net income information for the respective segments is not available. In addition, discrete financial information related to segment specific assets is not available. Sales and cost of sales are reported by segment.

Historically, we reported a third segment identified as the Internet segment which were sales that occurred through Wine Spies and were principally comprised of brands not owned by us. Effective December 31, 2015, we sold our interest in Wine Spies and no longer have an Internet segment as part of our continuing operations. See – Note 8 - “Discontinued Operations”.

Net Sales

The following tables reflect net sales, cost of sales and gross profit by segment for continuing operations for each of the three and six months ended December 31, 2015 and 2014, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	(in thousands)
	2015	2014	2015	2014
Net Sales
Wholesale	$6,852	$3,544	$11,960	$7,682
Direct to consumer	1,654	1,382	2,915	2,442
Total net sales	$8,506	$4,926	$14,875	$10,124

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	(in thousands)
	2015	2014	2015	2014
Cost of Sales
Wholesale	$5,272	$3,214	$9,072	$6,214
Direct to consumer	594	524	1,014	897
Total cost of sales	$5,866	$3,738	$10,086	$7,111

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	(in thousands)
	2015	2014	2015	2014
Gross Profit
Wholesale	$1,580	$330	$2,888	$1,468
Direct to consumer	1,060	858	1,901	1,545
Total gross profit	$2,640	$1,188	$4,789	$3,013

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Gross Profit Percentage
Wholesale	23.1%	9.3%	24.1%	19.1%
Direct to consumer	64.1%	62.1%	65.2%	63.3%
Total gross profit percentage	31.0%	24.1%	32.2%	29.8%

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

NOTE 14 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION, continued

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

					Percentage of Total
	Percentage of Wholesale Sales				Accounts Receivable
	Three Months Ended		Six Months Ended
	December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014
Customer A	44%	46%	41%	35%	53%	52%
Customer B	14%	13%	19%	27%	18%	13%

International sales were $0.2 million and $0.5 million for the three months and six months ended December 31, 2015, respectively, compared to $0.5 and $0.9 million for the same periods of FY15.

NOTE 15 – SUBSEQUENT EVENTS

On January 25, 2016, Truett-Hurst, Inc.’s subsidiary, H.D.D. LLC, (the “Company” or “Seller), entered into an Agreement pursuant to which the Company sold its entire membership interest in Wine Spies to Jason Seeber, an individual (the “Buyer”) for consideration of $25,000 which was paid in full at closing. The sale has an effective date of December 31, 2015. See Note 8 – Discontinued Operations.

On January 29, 2016, Mendocino Wine Group (MWG) filed a complaint against Phil Hurst (Hurst) and H.D.D., LLC (LLC). The complaint alleges that, prior to January 2012, Hurst and HDD aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Dolan's contract with Thornhill Management Company (the manager of MWG), and aided and abetted Dolan's interference with MWG's economic advantage. Hurst and LLC completely deny all wrongdoing, and deny that they caused any harm to MWG. No amount has been recorded in the financial statements related to this suit.

We have evaluated all subsequent event activity through the issue date of these condensed consolidated financial statements and concluded that, other than the items discussed above, no additional subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements include the results of Truett-Hurst, Inc. and its subsidiary H.D.D. LLC (“LLC”) (collectively, “we,” “Truett-Hurst” “our,” “us,” or “the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the general instructions to for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. The disclosures do not include all the information necessary for audited financial statements in accordance with GAAP.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on September 28, 2015. In the opinion of our management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances have been eliminated. Unless otherwise indicated, the Notes to the unaudited condensed consolidated financial statements relate to the discussion of our continuing operations. Our condensed consolidated financial statements reflect all of our accounts, including those of the LLC. THI consolidates the financial results of the LLC and records a noncontrolling interest representing the portion of equity ownership in the LLC that is not attributable to THI.

On January 25, 2016, the LLC sold its fifty percent interest in Wine Spies with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in our unaudited interim condensed consolidated financial statements and are presented as assets and liabilities held for sale on the balance sheets or as income from discontinued operations on the statement of operations. We have presented the balance sheet at fair value which is equal to the consideration paid in the transaction. The gain on the sale along with the current year results have been recorded in the statement of operations on the discontinued operations line. Prior periods have been accounted for on a consistent basis.

Quantities or results referred to as “to date” or “as of this date” mean as of or to December 31, 2015, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year.

OVERVIEW OF BUSINESS

General

We produce and sell premium, super-premium, and ultra-premium wines and other select beverage alcohol products made from wine. The wine we make generally comes from grapes purchased from California-based growers. In addition, we purchase semi-finished bulk wine under contract and opportunistically on the spot-market. On a more limited basis, we also purchase finished goods from both foreign and domestic producers. We are headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. We own our tasting room and winery in the Dry Creek Valley and lease the tasting room and winery located in the Russian River Valley. Our wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Petite Sirah, Merlot, and Cabernet Sauvignon and are sold across a number of price points via two distinct distribution channels: three-tier and direct to consumer. Our business model is a combination of direct to consumer sales, traditional three-tier brand sales and retail exclusive brand sales. We own, design and develop our brands, including those developed and sold on a retailer exclusive basis. Our brands are differentiated and marketed through innovative packaging and label designs.

Wine sales in the three-tier channel are sold to distributors with programs available to the broad market or to specific retailers on an exclusive basis. Our traditional three-tier distribution business consists of sales of Truett-Hurst, VML, Healdsburg Ranches, Colby Red and Bradford Mountain branded wines. Through our retail exclusive brand model, we work with our retail partners to develop innovative brands which resonate with their customers and are intended to increase store traffic and expand exclusive brand sales. Our retail exclusive model allows us to own the brands we create, which we believe differentiates us from the traditional private label model, and allows us the option of expanding the brands into national and international markets, thereby increasing sales and building our brand equity.  Our direct to consumer channel consists of sales of products produced by us through our tasting rooms, wine clubs and our winery websites.

Strategic Objectives

There are three primary categories into which we sell our wine: premium ($12 - $14 per bottle retail price), super-premium ($15 - $24 per bottle retail price), and ultra-premium ($25 - $49 per bottle retail price). We believe we can benefit from growth at the premium and above price points and continue to grow our business relying on our competitive strengths: our experienced and knowledgeable team; our relationships with the world’s top wine distributors and retailers; and our innovative approach to distribution and brand development. We intend to continue growing by:

•	Developing innovative retail exclusive products that meet the needs of wine retailers. We have a reputation for developing innovative retail exclusive brands and working with our retailer partners on unique programs to support sales of those products. With our branding expertise we intend to continue innovation and build our market share with global wine retailers who are focused on increasing their profitability through retail exclusive offerings.

•	Growing our customer base to include additional major U.S. retail chains. We are actively pursuing relationships with the largest retail chains in the United States and have further diversified our customer base, thereby reducing customer concentration risk.

•	Expanding our direct to consumer business. Our wine clubs continue to grow due to growing consumer awareness of our brands from targeted public relations, exciting wine club events and advertising. The direct to consumer business generally generates higher gross margins and we intend to continue building this distribution channel in order to further our growth.

•	Marketing to key international markets. During FY14, we completed an agreement with the Trialto Wine Group, LTD, based in Vancouver Canada, creating a national partnership to distribute the Truett-Hurst family of brands throughout Canada. We also continue to review selective brand development and distribution opportunities in other international markets.

•	Developing new ways to engage customers and to distribute our products. We continue to be discovery-oriented in our approach and we are always looking for new innovations in and approaches to the global wine market. We believe that traditional wine marketing, to some degree, has stymied creativity and believe our innovative branding expertise allows us to rapidly capitalize on evolving customer demands.

RESULTS OF OPERATIONS

Factors Affecting Our Operating Results

Our net sales are affected by advertising, discounts and promotions, merchandising, packaging and in the wholesale segment, the availability of display space at retailers, all of which have a significant impact on consumers’ buying decisions. Continued growth of our net sales and profits will depend, substantially, on the continued popularity of our new and existing brands, our ability to effectively manage our sales channels, and our ability to maintain sufficient product supply to meet expected growth in demand.

Our cost of sales for the wholesale and direct to consumer segments includes wine-related inputs, such as grapes and semi-finished bulk wine, bottling materials, such as bottles, capsules, corks and labeling materials, labor and overhead expenses, including inbound and outbound freight, and barrel depreciation.

Comparison of the Three and Six Months Ended December 31, 2015 and 2014

Net Sales

The following table compares net sales by reporting segment:

	Three Months Ended December 31,				Six Months Ended December 31,
	(in thousands, except for percentages)
	2015	2014	Increase	% Change	2015	2014	Increase	% Change
Wholesale	$6,852	$3,544	$3,308	93.3%	$11,960	$7,682	$4,278	55.7%
Direct to consumer	1,654	1,382	272	19.7%	2,915	2,442	473	19.4%
Total net sales	$8,506	$4,926	$3,580	72.7%	$14,875	$10,124	$4,751	46.9%

Net sales increased to $8.5 million and $14.9 million for the three and six months ended December 31, 2015, respectively, compared to $4.9 million and $10.1 million for the three month and six months ended December 31, 2014, respectively.

Wholesale net sales increased 93.3% and 55.7% for the three and six months ended December 31, 2015 compared to the same periods in FY15. The increase in wholesale net sales was due to organic growth of certain of our brands as well as adding new retail exclusive products with our customers. The prior year wholesale number includes the loss contingency amounts related to the Paperboy reserve in the amount of $0.6 million.

Direct to consumer net sales increased 19.7% and 19.4% for the three and six months ended December 31. 2015 compared to the same periods in FY15. The increase in direct to consumer net sales was primarily due to our continued efforts to grow the channel through wine club and tasting room sales, as well as special offers presented via email to wine club members and often people who have visited our wineries.

International sales were $0.2 million and $0.5 million for the three months and six months ended December 31, 2015, respectively, compared to $0.5 million and $0.9 million for the same periods of FY15.

We record sales discounts and depletion allowances as a reduction of sales at the time of sale. For the three months and six months ended December 31, 2015, sales discounts and depletion allowances totaled $1.6 million and $2.7 million, respectively, compared to $1.2 million and $1.8 million for the same periods of FY15.

Gross Profit / Gross Profit Margin

The following table compares gross profit and gross profit margins by reporting segment:

	Three Months Ended December 31,				Six Months Ended December 31,
	(in thousands, except for percentages)
	2015	2014	Increase	% Change	2015	2014	Increase	% Change
Wholesale	$1,580	$330	$1,250	378.8%	$2,888	$1,468	$1,420	96.8%
Direct to consumer	1,060	858	202	23.5%	1,901	1,545	356	23.0%
Total gross profit	$2,640	$1,188	$1,452	122.2%	$4,789	$3,013	$1,776	59.0%

	Three Months Ended December 31,			Six Months Ended December 31,
	(in thousands, except for percentages)
	2015	2014	Increase	2015	2014	Increase
Wholesale	23.1%	9.3%	13.8%	24.1%	19.1%	5.0%
Direct to consumer	64.1%	62.1%	2.0%	65.2%	63.3%	1.9%
Total gross profit margin	31.0%	24.1%	6.9%	32.2%	29.8%	2.4%

During Q2 FY15, the reserve for the Paperboy product was established which reduced reported gross margin dollars by $0.8 million in both the three and six months of FY15. The current year gross margin includes a reserve $0.2 million for the CA Winecraft Product.

Sales and Marketing

Sales and marketing expenses consist primarily of non-production personnel costs, advertising and other marketing promotions. Advertising costs are expensed as incurred. Advertising expense for both the three and six months ended December 31, 2015 was $0.08 million and $0.3 million, respectively, compared to $0.06 million and $0.1 million in the three month and six months ended December 31, 2014, respectively.

	Three Months Ended December 31,				Six Months Ended December 31,
	(in thousands, except for percentages)
	2015	2014	Increase	% Change	2015	2014	Increase	% Change
Sales and marketing	$1,384	$1,250	$134	10.7%	$2,822	$2,354	$468	19.9%

Percentage of net sales	16.3%	25.4%	-9.1%		19.0%	23.3%	-4.3%

Sales and marketing expenses increased 10.7% in the second quarter of FY16 compared to the prior-year’s second quarter period. The increase is due to increases in point of sale materials, commissions, broker fees, and storage costs offset by decreases in freight and stock compensation expense. Sales and marketing expense as a percentage of net sales declined by 9.1% and 4.3% for the three and six months ended December 31, 2015, respectively, compared to the prior year.

We report the amounts billed to our customers for shipping and handling as sales, and we report the costs we incur for shipping and handling as a sales and marketing expense. For the three months and six months ended December 31, 2015 shipping costs were $0.3 million and $0.5 million, respectively, compared to $0.2 million and $0.4 million for the same periods in FY15.

General and Administrative

General and administrative expenses include the costs associated with our administrative staff and other expenses related to our non-manufacturing functions. General and administrative expenses consist of the following:

	Three Months Ended December 31,				Six Months Ended December 31,
	(in thousands, except for percentages)

	2015	2014	(Decrease)	% Change	2015	2014	(Decrease)	% Change
General and administrative	$719	$755	$(36)	-4.8%	$1,609	$1,642	$(33)	-2.0%

Percentage of net sales	8.5%	15.3%	-6.8%		10.8%	16.2%	-5.4%

General and administrative expense for the three months and six months ended December 31, 2015 were flat compared to the same periods in FY15. General and administrative expense calculated as a percentage of net sales declined in both periods compared to the prior year.

Interest Expense

Interest and loan fee expense was $0.09 million and $0.2 million for the three months and six months ended December 31, 2015, respectively, compared to $0.07 million and $0.1 million for the same periods of FY15.

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

	December 31, 2015	June 30, 2015	Increase	% Change
	(in thousands, except percentages)
Working capital	$13,347	$13,014	$333	2.5%
Cash and cash equivalents	$5,017	$1,578	$3,439	217.9%

The credit facilities, which mature on July 31, 2016, include (a) a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the London Interbank Offered Rate (“LIBOR”), (b) a capital equipment line of credit with a maximum commitment of $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows us to enter into any spot or forward transaction to purchase from or sell to our bank a foreign currency. We did not use the foreign exchange facility during the three and six months ended December 31, 2015.

The outstanding balances on the components of the credit facilities are:

	December 31, 2015	June 30, 2015
	(in thousands)
Credit Facilities
Line of credit	$9,912	$8,534
Equipment line of credit	351	500
Total credit facilities	$10,263	$9,034

The credit facilities are collateralized by substantially all of our assets. Availability is subject to a monthly borrowing base and compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), a debt to effective tangible net worth ratio (measured quarterly), a debt service coverage ratio (measured annually) and minimum EBITDA (measured at December 31, 2015 and March 31, 2016). We were in compliance in all material aspects of our covenants at December 31, 2015.

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

Cash Flows

	Six Months Ended	Six Months Ended
	December 31, 2015	December 31, 2014
	(in thousands)		Inc
Net cash provided by (used in) operating activities	$2,400	$(1,365)	$3,765
Net cash (used in) investing activities	$(419)	$(735)	$316
Net cash provided by (used in) financing activities	$1,458	$(394)	$1,852

Operating Activities

Net cash related to operating activities increased $3.8 million from a use of cash of $(1.4) million for the six months ended December 31, 2014 to a source of cash for the six months ended December 31, 2015. The significant changes in cash flows provided by operating activities are attributable to the net income, decrease in inventories, and an increase in accounts receivable.

Investing Activities

Net cash used related to investing activities decreased $0.3 million from a decrease in cash of $(0.7) million for the six months ended December 31, 2015.  The changes in cash flows used in investing activities was attributable to lower barrel costs, decrease in the acquisition of property plant and equipment, as well as the financing of the Stonegate trademark in the prior year.

Financing Activities

Net cash provided by financing activities increased $1.9 million for the six months ended December 31, 2015 compared to the net cash used in financing activities of ($0.4) million for the six months ended December 31, 2014. The significant change in cash flows provided by financing activities is attributable to proceeds from borrowings from the revolving line of credit.

Contractual Obligations and Commitments

Financing Agreements

Our primary sources of indebtedness are loans provided by our bank. Since June 30, 2015, there have been no material changes with respect to our loans or guarantees as disclosed in the “Notes to the Financial Statements – Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. We were in compliance in all material aspects with all covenants at December 31, 2015.

Concentration of Credit Risk and Off-Balance Sheet Arrangements

We maintain our cash with highly rated credit institutions. Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business maintain cash balances in excess of federally insured limits.

Our accounts receivable consists primarily of trade receivables from customers. We review accounts receivable regularly and make estimates for an allowance when there is doubt as to the collectability of individual balances. Our accounts receivable credit risk is not concentrated within any one geographic area. We have national distribution agreements with multi-state distributors and these distributors make up a significant amount of our accounts receivable; however, we believe our accounts receivable credit risk is limited and we have not experienced material charge offs.

Off-Balance Sheet Arrangements

We do not have off-balance sheet risks related to foreign exchange contracts, option contracts or other foreign hedging arrangements.

We lease a winery, tasting room facility, office space and certain office equipment. We enter into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements. The following table presents future minimum grape and bulk wine inventory purchase commitments as of December 31, 2015:

Years ending June 30,	Third Parties	Related Parties	Total
	(in thousands)
2016 (remaining nine months)	$2,398	$-	$2,398
2017	1,040	479	1,519
2018	388	480	868
2019	191	273	464
Total	$4,017	$1,232	$5,249

Our related party commitments for fiscal 2016 were fulfilled during the first quarter; however, we may enter into new related party commitments in the ordinary course of business.

At December 31, 2015, total future purchase commitments for finished goods total approximately $3.7 million and are expected to be fulfilled during fiscal 2016 to 2017.

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

Reclassifications

Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported condensed consolidated results of continuing operations.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 would be effective for us this fiscal year, but it will have no impact.

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

In August, 2015 , the FASB issued ASU No. 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” This is will have no impact on us.

In September 2015, the FASB issued ASU No 2015-16: Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendment is effective for fiscal years beginning after December 15, 2015, including interim periods. The update sets forth guidance on accounting for measurement-period adjustments. This will have no impact on us.

In November 2015, the FASB issued ASU No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The update sets forth a requirement for Companies to classify deferred tax assets and liabilities as non-current amounts on the balance sheet. It is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. ASU 2015-17 will be effective for us, but will not cause a material impact on our financial condition or the results of our operations.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject to various litigation matters arising in the ordinary course of business from time to time.  Other than the matters discussed below, we are not aware of any current pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows.

On January 29, 2016, Mendocino Wine Group (MWG) filed a complaint against Phil Hurst (Hurst) and H.D.D., LLC (LLC). The complaint alleges that, prior to January 2012, Hurst and LLC aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Dolan's contract with Thornhill Management Company (the manager of MWG), and aided and abetted Dolan's interference with MWG's economic advantage. Hurst and LLC completely deny the claims, deny all wrongdoing, and deny that they caused any harm to MWG.

On October 21, 2015, H.D.D. LLC, the operating subsidiary of Truett Hurst, Inc. (the “Company”), received a letter from Hambrecht Wine Group, L.P. (the “Lessor”), the lessor of LLC’s winery and tasting room facility at 4035 Westside Road, Healdsburg, California, under a lease dated February 8, 2011 (the “Lease”), purporting to terminate the Lease effective as of that date, and rejecting HDD’s prior exercise of its election to extend for five years the original term of the Lease (which expires February 29, 2016). Lessor’s purported termination is based on purported defaults by LLC under provisions of the Lease relating to payment of rent and late charges (predicated on LLC’s withholding of approximately $33,000 in rent from several monthly rental payments in 2011, 2013 and 2014 due to a disagreement over the responsibility to provide water to the leased facility), the non-delivery by LLC of production reports and estimated production reports designed to determine whether additional rent was payable, and purported failure to comply with a provision of the Lease entitled “Assignment and Subletting.”

On November 9, 2015, we filed a motion for declaratory and injunctive relief in the Superior Court of California, Sonoma County. This suit is the first step in arbitrating the dispute.

The Company intends to take all appropriate actions, including arbitration or litigation, to preserve its right to occupancy under the Lease for its full term, including the five year extension. No assurances can be made, however, that the Company will be successful in this effort. The loss of the lease could have a materially adverse effect on the Company’s business, results of operations and financial condition. If the Company was no longer able to use the leased facilities, we would need to find an alternative location for the VML tasting room, obtain alternative production and storage capacity for approximately twenty-five percent of our annual harvest volume, and relocate offices for several production and administrative headcount.

ITEM 1A. RISK FACTORS

Except for the additional risk factor below, there have been no material changes in information regarding our risk factors as described in Item 1A of our Form 10-K as filed with the SEC on September 28, 2015.

From time to time we may become subject to litigation arising in the ordinary course of business. Uninsured judgments or a rise in insurance premiums may adversely impact our business, financial condition and results of operations.

In the ordinary course of business, we may become subject to legal and regulatory proceedings. Any claims raised in such proceedings, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. Additionally, the outcome of such proceedings may differ from our expectations because outcomes are often difficult to predict reliably. Various factors can lead to changes in our estimates of liabilities and other costs and may require us to make new or additional estimates. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations in any particular period.

In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. In the future, we may not be able to maintain insurance at commercially acceptable premium levels. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations.

As disclosed under Note 6 to our financial statements, in January 2016, Mendocino Wine Group (MWG) filed a complaint against Phil Hurst (Hurst) and HDD alleging that, prior to January 2012, Hurst and HDD, among other things, aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG. MWG previously made these claims against Dolan, but they dismissed those claims without receiving any payment.

Also as disclosed under Note 6, in October 2015, HDD received a letter from Hambrecht Wine Group, L.P. the lessor of HDD’s winery and tasting room facility purporting to terminate HDD’s lease and rejecting HDD’s prior exercise of its extension based on purported defaults by HDD under certain lease provisions. In November 2015, we filed a motion for declaratory and injunctive relief in the Superior Court of California, Sonoma County. We intend to take all appropriate actions to preserve the right to occupancy for the full lease term, including the five-year extension. No assurance can be made, however, that we will be successful.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 12 day of February, 2016.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	February 12, 2016
Phillip L. Hurst President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Forgue	February 12, 2016
Paul Forgue Chief Financial Officer & Chief Operations Officer (Principal Financial/Accounting Officer)