Form 10-Q
period 2016-03-31
Truett-Hurst, Inc.
filed 2016-05-13
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class A	Number of Shares Outstanding
Common stock, $0.001 par value per share	4,279,470

TRUETT-HURST, INC. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2016	June 30, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,870	$1,578
Accounts receivable	1,722	2,783
Inventories, net	19,791	22,080
Bulk wine deposits	940	345
Assets held for sale	-	173
Other current assets	261	311
Total current assets	27,584	27,270

Property and equipment, net	5,716	5,743
Intangible assets, net	498	482
Other assets, net	426	408
Total assets	$34,224	$33,903

Liabilities and Equity
Current liabilities:
Credit facilities	$10,055	$9,034
Accounts payable and accrued expenses	3,166	4,056
Accrual for sales returns	514	524
Due to related parties	96	134
Liabilities held for sale	-	140
Current maturities of long term debt	472	368
Total current liabilities	14,303	14,256

Deferred rent liability	20	26
Long term debt, net of current maturities	3,295	3,272
Total liabilities	17,618	17,554

Commitments and contingencies (Note 9)
Equity:
Stockholders’ equity:
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized, none issued and outstanding at March 31, 2016 and June 30, 2015	-	-
Class A common stock, par value of $0.001 per share, 15,000,000 authorized, 4,279,470 issued and outstanding at March 31, 2016 and 4,010,120 issued and outstanding at June 30, 2015	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized, 7 and 8 issued and outstanding at March 31, 2016 and June 30, 2015, respectively	-	-
Additional paid-in capital	14,892	14,618
Accumulated deficit	(5,428)	(5,356)
Total Truett-Hurst, Inc. equity	9,468	9,266
Noncontrolling interest	7,138	7,083
Total equity	16,606	16,349
Total liabilities and equity	$34,224	$33,903

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Sales	$5,090	$4,867	$20,367	$15,359
Less excise tax	(184)	(125)	(587)	(426)
Net sales	4,906	4,742	19,780	14,933

Cost of sales	3,186	2,874	13,272	9,985

Gross profit	1,720	1,868	6,508	4,948

Operating expenses:
Sales and marketing	1,103	1,323	3,925	3,677
General and administrative	635	804	2,244	2,446
Loss on disposal of assets	11	10	10	12
Total operating expenses	1,749	2,137	6,179	6,135
Net (loss) income from operations	(29)	(269)	329	(1,187)
Other income (expense):
Interest expense, net	(73)	(74)	(242)	(207)
Other expense	(80)	(68)	(148)	(154)
Total other expense, net	(153)	(142)	(390)	(361)
Net loss before income taxes	(182)	(411)	(61)	(1,548)
Income tax expense	(1)	-	(1)	-
Net loss from continuing operations	(183)	(411)	(62)	(1,548)
Income (loss) from discontinued operations, net of tax	-	(27)	45	58
Net loss attributable to Truett-Hurst, Inc. and H.D.D. LLC	(183)	(438)	(17)	(1,490)
Less: Net (income) loss attributable to noncontrolling interest: H.D.D. LLC	90	178	(55)	656
Net loss attributable to Truett-Hurst, Inc.	$(93)	$(260)	$(72)	$(834)

Net loss per share:
Basic and diluted per share	$(0.02)	$(0.07)	$(0.02)	$(0.22)

Weighted average shares used in computing net loss per share:
Basic and diluted weighted average shares	4,253,026	3,842,798	4,114,545	3,787,014

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(17)	$(1,490)
Income from discontinued operations, net of tax	(45)	(58)
Net loss from continuing operations	(62)	(1,548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	496	420
Stock-based compensation	274	458
Deferred rent	(5)	(16)
Loss on fair value of interest rate swap	112	98
Loss on disposal of assets	10	12
Deferred taxes	-	2

Changes in operating assets and liabilities, net
Accounts receivable	1,061	923
Inventories	2,289	(5,082)
Bulk wine deposits	(595)	302
Other current assets	30	(42)
Accounts payable and accrued expenses	(981)	972
Accrual for sales returns	(10)	556
Due to related parties	(38)	90
Net cash provided by operating activities of discontinued operations	78	122
Net cash provided by (used in) operating activities	2,659	(2,733)

Cash flows from investing activities:
Acquisition of property and equipment	(395)	(615)
Acquisition of intangible and other assets	(125)	(240)
Proceeds from sale of assets	4	3
Net cash used in investing activities	(516)	(852)

Cash flows from financing activities:
Net proceeds from line of credit	1,022	180
Proceeds from long term debt	500	-
Payments on long term debt	(373)	(249)
Net cash provided by (used in) financing activities	1,149	(69)

Net change in cash and cash equivalents	3,292	(3,654)
Cash and cash equivalents at beginning of period	1,578	5,362
Cash and cash equivalents at end of period	$4,870	$1,708

Supplemental disclosure of cash flow information:
Cash paid for interest	$242	$188
Cash paid for income taxes	$-	$-

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

On January 25, 2016, the LLC sold its fifty percent interest in The Wine Spies, LLC (“Wine Spies”) with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in our unaudited interim condensed consolidated financial statements. The gain on the sale along with the current year results have been recorded in the statements of operations as part of discontinued operations. Prior periods have been accounted for on a consistent basis.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The accompanying unaudited condensed consolidated financial statements were prepared on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and, in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim period presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on September 28, 2015.

Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2016, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported consolidated results of continuing operations.

Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company adopted this accounting standard with no impact on the financial results or financial presentation.

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

In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842). The standard includes a lessee accounting model that recognizes two types of leases – finance and operating leases. It requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09: Improvements to Employee Share-Based Payment Accounting which amends ASU 718, Compensation – Stock Compensation. The update sets forth an initiative to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendment is effective for annual reporting periods after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact of this ASU.

All recently issued, but not yet effective, accounting pronouncements have been reviewed and the Company does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2 – INVENTORIES

Inventories comprise:

	March 31, 2016	June 30, 2015
	(in thousands)
Grapes, bulk wine and capitalized cultural costs	$8,044	$7,375
Bottled wine, net	11,323	13,956
Bottling materials and other	424	544
Canned wine, net	-	205
Total inventories, net	$19,791	$22,080

At March 31, 2016, gross inventories were offset by a general reserve of $0.02 million for bottled wine and a reserve related to the CA Winecraft product of $0.7 million. At June 30, 2015, the reserve for the CA Winecraft product was $0.5 million.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT, net

Property and equipment comprise:

	March 31, 2016	June 30, 2015
	(in thousands)
Land and land improvements	$3,231	$3,231
Building and improvements	173	173
Machinery and equipment	1,944	1,735
Vineyard development	554	554
Vineyard equipment	88	102
Furniture and fixtures	238	305
Leasehold improvements	1,390	1,377
Vehicles	85	85
	7,703	7,562
Less: accumulated depreciation and amortization	(1,987)	(1,819)
Total property and equipment, net	$5,716	$5,743

Total depreciation and amortization expense for the three and nine months ended March 31, 2016 was $0.1 million and $0.4 million, respectively, compared to $0.1 million and $0.2 million for the same periods in FY15.

NOTE 4 – INTANGIBLE ASSETS, net

Intangible assets comprise:

	March 31, 2016	June 30, 2015
	(in thousands)
Finite lives:
Patents	$45	$44
Less: accumulated amortization	(1)	(1)
Total patents, net	44	43
Indefinite lives:
Trademarks	454	439

Total intangible assets, net	$498	$482

Amortization expense of intangible assets was negligible during FY16 and FY15. The expected future amortization of patents is $0.04 million.

NOTE 5 – OTHER ASSETS, net

Other assets comprise:

	March 31, 2016	June 30, 2015
	(in thousands)
Label design	$439	$372
Loan fees	18	18
Lease costs	23	23
Software	190	151
Website design	70	66
	740	630
Less: accumulated amortization	(314)	(222)

Total other assets, net	$426	$408

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Future amortization of other assets is as follows:

Years ending June 30,
(in thousands)
2016 (remaining three months)	$35
2017	130
2018	116
2019	72
2020	34
Thereafter	5
Total future amortization	$392

Total other assets, net includes amounts for assets capitalized, but not yet in service. The amount of these assets is the difference between the net amount and the total future amortization. Total amortization expense for other assets for the three and nine months ended March 31, 2016 was $0.03 million and $0.09 million, respectively, compared to $0.05 million and $0.2 million for the same periods in FY15.

NOTE 6 – CREDIT FACILITIES AND LONG TERM DEBT

Credit Facilities

There have been no material changes with respect to our credit facilities and our borrowings as disclosed in the “Notes to the Financial Statements – Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

The credit facilities, which mature on July 31, 2016, include (a) a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the London Interbank Offered Rate (“LIBOR”), (b) a capital equipment line with a maximum commitment of $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows our bank to enter into any spot or forward transaction to purchase or sell a foreign currency. We did not use the foreign exchange facility during the nine months ended March 31, 2016.

The credit facilities are secured by a pledge of substantially all of our assets with guarantees from the LLC members. Availability is subject to a monthly borrowing base and compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), a debt to effective tangible net worth ratio (measured quarterly) and a debt service coverage ratio (measured annually at our fiscal year end). The bank loans obtained on July 15, 2015 also include a minimum EBITDA covenant for the nine month period ended March 31, 2016. The Company is in compliance with all material aspects of its covenants as of March 31, 2016. Management believes that the credit facilities will be renewed on similar terms.

Long Term Debt

Long term debt comprise:

		March 31, 2016	June 30, 2015
		(in thousands except payment information)
Long term debt:
Note 1	(1)	$2,885	$2,987
Note 2	(2)	-	21
Note 3	(3)	139	193
Note 4	(4)	264	326
Note 5	(5)	57	113
Note 6	(6)	422	-
Total notes payable		3,767	3,640
Less: current maturities		(472)	(368)
Total long term debt		$3,295	$3,272

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.

(2)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $4,226, matured November 1, 2015 at 3.75% interest.

(3)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures January 15, 2018 at 3.75% interest.

(4)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 1, 2019; at 3.75% interest.

(5)	On November 30, 2014, we acquired the unrestricted use of the Stonegate trademark in exchange for a trademark release payment which is to be made over time and is accounted for as a note payable. The note payable has three equal installments: a) within five days of November 30, 2014, b) on October 31, 2015, and c) on July 31, 2016. The note does not accrue interest outstanding on the principal. An imputed interest rate of 5.5% was assessed under GAAP and the impact was considered immaterial.

(6)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $11,267, matures July 1, 2019; at 3.90% interest.

Future principal and interest payments for the long term debt as of March 31, 2016 are as follows:

Years ending June 30,
(in thousands)
2016 (remaining three months)	$160
2017	418
2018	396
2019	336
2020	146
Thereafter	2,311
3,767
Add: Estimated interest payments	660
Total	$4,427

NOTE 7 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses comprise:

	March 31, 2016	June 30, 2015
	(in thousands)
Accounts payable	$1,619	$2,969
Accrued expenses	332	170
Commission	175	132
Depletion allowance	758	525
Personnel	242	242
Accrued grape purchases	40	-
Professional fees	-	18
Total accounts payable and accrued expenses	$3,166	$4,056

NOTE 8 – ACCRUAL FOR SALES RETURNS

During the third quarter FY15, an accrual was established for the return of product that had oxidized. The accrual amount was $0.5 million. To date there have been approximately $0.06 million return credits processed (none during the current quarter). The accrual for sales returns remains at $0.5 million as of March 31, 2016.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

In February 2011, we entered into a lease agreement for a tasting room and winery.  The lease was for five years, commencing on March 1, 2011 and ending on February 29, 2016, and contained one option to extend for an additional period of five years.  On July 27, 2015, the Company exercised the option to extend our lease of the property through February 29, 2021. The Company has the right of first refusal to purchase the property in the event the lessor desires to sell the leased property.   The rent is subject to an annual 3% increase or a higher amount based on production. Based on the current production estimates for the facility, future payments are assumed to increase 3% annually.

See – Commitments and Contingencies, “Litigation.”

In October 2013, the Company entered into a lease agreement for administrative office space. The lease commenced on October 15, 2013 and ends on October 31, 2016, and contains three one-year renewal options with adjustment to market rents.

Rent payments for these facilities were $0.1 million and $0.3 million for the three and nine months ended March 31, 2016, respectively, compared to $0.08 and $0.2 million for the three and nine months ended March 31, 2015, respectively.

Future lease commitments are:

Years ending June 30,
(in thousands)
2016 (remaining three months)	$84
2017	316
2018	310
2019	319
2020	329
Thereafter	225
Total future rent payments	$1,583

Future lease commitments include rent payments for the tasting room and winery through the term of the lease ending February 2021.

Supply Contracts

The Company enters into short and long term contracts with third parties and related party growers to supply a portion of our future grape and bulk wine inventory requirements. Future minimum grape and bulk wine inventory purchase commitments are as follows:

Years ending June 30,	Third Parties	Related Parties	Total
	(in thousands)
2016 (remaining three months)	$2,398	$-	$2,398
2017	1,821	479	2,300
2018	510	480	990
2019	279	273	552
Total	$5,008	$1,232	$6,240

At March 31, 2016, total future purchase commitments for finished goods was approximately $3.7 million and are expected to be fulfilled during fiscal 2016 to 2017.

Production

The Company enters into various contracts with third party service providers for grape crushing and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. Our current contracts for custom crush services cover the 2015 harvest. The current bottling contract requires a minimum of 200,000 cases at $2.40 per case to be bottled in a one year period.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Litigation

From time to time, the Company may be subject to various litigation matters arising in the ordinary course of business. Other than discussed below, the Company is not aware of any current pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows.

On January 29, 2016, Mendocino Wine Group (MWG) filed a complaint against Phil Hurst (Hurst) and H.D.D., LLC (LLC). The complaint alleges that, prior to January 2012, Hurst and LLC aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Dolan's contract with Thornhill Management Company (the manager of MWG), and aided and abetted Dolan's interference with MWG's economic advantage. LLC denies the claims, denies all wrongdoing, and denies that they caused any harm to MWG. No amount has been recorded in the financial statements related to this suit.

On October 21, 2015, H.D.D. LLC, received a letter from Hambrecht Wine Group, L.P. (the “Lessor”), the Lessor of HDD’s winery and tasting room facility at 4035 Westside Road, Healdsburg, California, under a lease dated February 8, 2011 (“the “Lease”), purporting to terminate the Lease effective as of that date, and rejecting HDD’s prior exercise of its election to extend for five years the original term of the Lease (which expired February 29, 2016). Lessor’s termination is based on purported defaults by HDD under provisions of the underlying lease. On November 9, 2015, the Company filed a motion for declaratory and injunctive relief in the Superior Court of California, Sonoma County. This suit is the first step in arbitrating the dispute. The Company intends to take all appropriate actions to preserve its right to occupancy under the Lease for its full term, including the five year extension. This location currently has one of our tasting rooms, storage capacity for approximately twenty five percent of our annual harvest, production facilities and administrative offices.

Exchange Agreement

Prior to the completion of the IPO, we entered into an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers. Under the exchange agreement, each existing owner (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at our election. As a holder exchanges their LLC Units, our interest in the LLC will be correspondingly increased. During FY15, certain members exchanged approximately 0.2 million LLC Units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement. During the nine months ended March 31, 2016, there was an exchange of approximately 0.2 million LLC Units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement.

Tax Receivable Agreement

The Company entered into a tax receivable agreement (“TRA”) with the LLC Unit holders which provides for payment by the Company to the LLC Unit holders who convert their Units to shares, an amount equal to 90% of the amount of the benefit, if any, that are realized as a result of (i) increases in tax basis associated with the election effected under Section 754 of the Code, and (ii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Any payments under the tax receivable agreement will depend upon whether the Company will have taxable income to utilize the benefit.

The Company will be required to pay the counterparties to the tax receivable agreement for certain tax benefits we may claim arising in connection with current exchanges, future purchases or exchanges of LLC Units and related transactions, and the amounts we may pay could be significant.

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

The Company has recorded deferred tax assets of $6.6 million related to the exchange of 1.3 million LLC Units for an equal amount of THI Class A common stock through March 31, 2016. We recorded a $5.9 million long-term liability due to LLC Unit holders who converted their Units to shares, which represents 90% of the estimated tax benefits and $0.7 million for the difference in the recorded deferred tax asset and computed TRA liability and recorded as an adjustment to equity. Additionally, a valuation allowance on the deferred tax assets for $6.6 million has been recorded as it has been determined that it was more likely than not that the tax benefits would not be realized, which resulted in corresponding adjustments to the TRA liability and equity as mentioned above.

Indemnification

From time to time the Company enters into certain types of contracts that contingently require us to indemnify various parties against claims from third parties.  These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises, (ii) certain agreements with our officers, directors, and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship, (iii) contracts under which we may be required to indemnify customers against third-party claims that our product infringes a patent, copyright, or other intellectual property right, and (iv) procurement or license agreements, under which we may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from our acts or omissions with respect to the supplied products or technology.

Generally, a maximum obligation under these contracts is not explicitly stated thus an estimate of this potential obligation cannot be reasonably estimated.  Historically, we have not been required to make payments under these obligations, and no liabilities have been recorded at March 31, 2016 and June 30, 2015 for these obligations on our balance sheets.

NOTE 10 – DISCONTINUED OPERATIONS

On January 25, 2016, the LLC sold its fifty percent interest in The Wine Spies, LLC (“Wine Spies”) with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in our unaudited interim condensed consolidated financial statements. The gain on the sale along with the current year results have been recorded in the statement of operations as part of discontinued operations. Prior periods have been accounted for on a consistent basis. The purchaser of our interest was the owner of the other 50% of Wine Spies and Wine Spies CEO (“Buyer”). Customary representation and warranties, as well as a full and final release of all claims have been provided to the Company from Wine Spies and the Buyer. We have no continuing relationship with Wine Spies.

Discontinued operations comprise:

	Three Months Ended	Nine Months Ended
	March 31, 2016	March 31, 2016
	(in thousands, except share data)
Net income from operations of discontinued operations	$-	$30
Gain on sale	-	15
Net income from discontinued operations, net of tax	$-	$45

Earnings Per Share
Basic and diluted weighted average shares	4,253,026	4,114,545

Basic and diluted net income per share	$0.00	$0.01

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

NOTE 11 – STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company has granted restricted stock awards, stock options and restricted stock units to employees, directors and non-employees under our 2012 Stock Incentive Plan. As of March 31, 2016, the 2012 Plan has 1.0 million shares reserved for issuance and a total of 0.5 million granted equity incentive shares outstanding.

A summary of the activity for restricted stock awards is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	97,329	$3.24	-	$160
Granted	-	-	-	-
Released	(86,802)	-	-	142
Vested	(5,264)	3.80	-	9
Forfeited, cancelled or expired	-	-	-	-
Outstanding at March 31, 2016	5,263	$3.61	1.71	$9
Expected to vest at March 31, 2016	5,263	$3.61		$9

A summary of the activity for restricted stock units is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	87,500	$5.00	-	$144
Granted	45,180	1.66	-	74
Released	(21,875)	-	-	-
Vested	-	-	-	-
Forfeited, cancelled or expired	-		-	-
Outstanding at March 31, 2016	110,805	$3.64	2.47	$182
Expected to vest at March 31, 2016	110,805	$3.64		$182

A summary of the activity for stock options is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	220,000	$4.35	-	$-
Granted	270,000	1.96	-	-
Vested	-	-	-	-
Forfeited, cancelled or expired	(20,000)	-	-	-
Outstanding at March 31, 2016	470,000	$3.08	9.38	$-
Options Vested	37,500	$5.00
Options Non-Vested	432,500	$2.92	-	$-
Options Exerciseable	37,500	$5.00	-	-

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

The following table summarizes stock-based compensation included in our condensed consolidated statements of operations for the three and nine months ended March 31, 2016 and 2015, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	(in thousands)
	2016	2015	2016	2015
Sales and marketing	$18	$40	$36	$224
General and administrative	84	75	238	234
Total stock-based compensation	$102	$115	$274	$458

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the condensed consolidated balance sheets of financial assets and liabilities are all categorized as Level 1. They include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which approximated their fair values due to the short term nature of these financial assets and liabilities. The carrying amount of our debt approximates its fair value based on prevailing interest rates and time to maturity.

In October 2012, the Company executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and Ten-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value on our consolidated balance sheets. Changes in the fair value of this instrument have been recognized in our condensed consolidated statements of operations in other expense. The following tables set forth our interest rate swap fair values at March 31, 2016 and at June 30, 2015:

	Fair value measurements at reporting date
	(in thousands)
	Fair value as of March 31, 2016	Significant other observable inputs
		(Level 2)
Liabilities
Interest rate swap (1)	$(91)	$(91)
Total	$(91)	$(91)

(1) Included in “Accounts payable and accrued expenses” in the Balance Sheet

	Fair value measurements at reporting date
	(in thousands)
	Fair value as of June 30, 2015	Significant other observable inputs
		(Level 2)
Assets
Interest rate swap (2)	$20	$20
Total	$20	$20

(2) Included in “Other current assets” in the Balance Sheet

NOTE 13 – INCOME TAXES

For the three and nine months ended March 31, 2016, the Company recorded income tax expense of $.001 and had an effective tax rate of less than 1%. The Company's effective tax rate is a function of:

•	A rate benefit attributable to the fact that HDD operates as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the earnings are not subject to corporate level taxes.
•	Operating losses for the periods.
•	Recording a full valuation allowance against net deferred tax assets, $0.1 million and $0.5 million for the three and nine-month periods, respectively, as the Company has determined that it is more likely than not that the future tax benefits would not be realized.

There were no unrecognized tax benefits at March 31, 2016 and the Company did not incur any income tax related interest expense or penalties related to uncertain tax positions.

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

Historically, the Company reported a third segment identified as the Internet segment which were sales that occurred through Wine Spies and were principally comprised of brands not owned by us. Effective December 31, 2015, the Company sold its interest in Wine Spies and no longer has an Internet segment as part of our continuing operations. See Note 10 – “Discontinued Operations.”

Net Sales

The following tables reflect net sales, cost of sales and gross profit by segment for continuing operations for each of the three and nine months ended March 31, 2016 and 2015, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	(in thousands)
	2016	2015	2016	2015
Net Sales
Wholesale	$3,491	$3,532	$15,451	$11,185
Direct to consumer	1,415	1,210	4,329	3,748
Total net sales	$4,906	$4,742	$19,780	$14,933

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	(in thousands)
	2016	2015	2016	2015
Cost of Sales
Wholesale	$2,681	$2,450	$11,753	$8,664
Direct to consumer	505	424	1,519	1,321
Total cost of sales	$3,186	$2,874	$13,272	$9,985

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	(in thousands)
	2016	2015	2016	2015
Gross Profit
Wholesale	$810	$1,082	$3,698	$2,521
Direct to consumer	910	786	2,810	2,427
Total gross profit	$1,720	$1,868	$6,508	$4,948

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Gross Profit Percentage
Wholesale	23.2%	30.6%	23.9%	22.5%
Direct to consumer	64.3%	65.0%	64.9%	64.8%
Total gross profit percentage	35.1%	39.4%	32.9%	33.1%

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

NOTE 14 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION, continued

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

					Percentage of Total
	Percentage of Wholesale Sales				Accounts Receivable
	Three Months Ended		Nine Months Ended
	March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015
Customer A	41%	38%	41%	36%	45%	36%
Customer B	15%	14%	18%	23%	13%	22%

International sales were $0.2 million and $0.7 million for the three and nine months ended March 31, 2016, respectively, compared to $0.5 million and $1.4 million for the same periods of FY15.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent event activity through the issue date of these condensed consolidated financial statements and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, a reduction in the supply of grapes and bulk wine available to us; significant competition; any change in our relationships with retailers which could harm our business; we may not achieve or maintain profitability in the future; the loss of key employees; a reduction in our access to, or an increase in the cost of, the third-party services we use to produce our wine; credit facility restrictions on our current and future operations; failure to protect, or infringement of, trademarks and proprietary rights; these factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for fiscal 2015 filed with the Securities Exchange Commission (“SEC”) on September 28, 2015. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2015 and in other documents that are filed from time to time with the SEC.

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

On January 25, 2016, the LLC sold its fifty percent interest in Wine Spies with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in our unaudited interim condensed consolidated financial statements. The gain on the sale along with the current year results have been recorded in the statements of operations on the discontinued operations line. Prior periods have been accounted for on a consistent basis.

Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2016, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on June 30th of the designated year.

OVERVIEW OF BUSINESS

General

We produce and sell premium, super-premium, and ultra-premium wines and other select beverage alcohol products made from wine. The wine we make generally comes from grapes purchased from California-based growers. In addition, we purchase semi-finished bulk wine under contract and opportunistically on the spot market. On a more limited basis, we also purchase finished goods from both foreign and domestic producers. We are headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. We own our tasting room and winery in the Dry Creek Valley and lease the tasting room and winery located in the Russian River Valley. Our wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Petite Sirah, Merlot, and Cabernet Sauvignon and are sold across a number of price points via two distinct distribution channels: three-tier and direct to consumer. Our business model is a combination of direct to consumer sales, traditional three-tier brand sales and retail exclusive brand sales. We own, design and develop our brands, including those developed and sold on a retailer exclusive basis. Our brands are differentiated and marketed through innovative packaging and label designs.

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

Comparison of the Three and Nine Months Ended March 31, 2016 and 2015

Net Sales

The following table compares net sales by reporting segment:

	Three Months Ended March 31,				Nine Months Ended March 31,
	(in thousands, except for percentages)
	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change
Wholesale	$3,491	$3,532	$(41)	-1.2%	$15,451	$11,185	$4,266	38.1%
Direct to consumer	1,415	1,210	205	16.9%	4,329	3,748	581	15.5%
Total net sales	$4,906	$4,742	$164	3.5%	$19,780	$14,933	$4,847	32.5%

Net sales increased to $4.9 million and $19.8 million for the three and nine months ended March 31, 2016, respectively, compared to $4.7 million and $14.9 million for the three and nine months ended March 31, 2015, respectively.

Wholesale net sales decreased 1.2% and increased 38.1% for the three and nine months ended March 31, 2016, respectively, compared to the same periods in FY15. The increase in wholesale net sales for the nine months was due to organic growth of certain of our brands as well as adding new retail exclusive products with our customers. The prior year nine month period for wholesale includes the loss contingency amounts related to the Paperboy reserve in the amount of $0.6 million.

Direct to consumer net sales increased 16.9% and 15.5% for the three and nine months ended March 31, 2016, respectively, compared to the same periods in FY15. The increase in direct to consumer net sales was primarily due to our continued efforts to grow the channel through wine club and tasting room sales, as well as special offers presented via email to wine club members and others.

International sales were $0.2 million and $0.7 million for the three and nine months ended March 31, 2016, respectively, compared to $0.5 million and $1.4 million for the same periods of FY15.

We record sales discounts and depletion allowances as a reduction of sales at the time of sale. For the three and nine months ended March 31, 2016, sales discounts and depletion allowances totaled $1.1 million and $3.8 million, respectively, compared to $1.0 million and $2.8 million for the same periods of FY15.

Gross Profit / Gross Profit Margin

The following table compares gross profit and gross profit margins by reporting segment:

	Three Months Ended March 31,				Nine Months Ended March 31,
	(in thousands, except for percentages)
	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase	% Change
Wholesale	$810	$1,082	$(272)	-25.1%	$3,698	$2,521	$1,177	46.7%
Direct to consumer	910	786	124	15.8%	2,810	2,427	383	15.8%
Total gross profit	$1,720	$1,868	$(148)	-7.9%	$6,508	$4,948	$1,560	31.5%

	Three Months Ended March 31,			Nine Months Ended March 31,
	(in thousands, except for percentages)
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
Wholesale	23.2%	30.6%	-7.4%	23.9%	22.5%	1.4%
Direct to consumer	64.3%	65.0%	-0.7%	64.9%	64.8%	0.1%
Total gross profit margin	35.1%	39.4%	-4.3%	32.9%	33.1%	-0.2%

During FY15, the reserve for the Paperboy product was established which reduced reported gross margin dollars by $0.8 million for the nine months ended March 31, 2015. The current gross margin for the nine months ended March 31, 2016 includes a reserve of $0.2 million for the CA Winecraft Product. Also, during the quarter and the nine-month period, we experienced increased costs on a number of our products which reduced our gross margins.  We plan to adjust costs or increase pricing to the extent we are able to improve our gross margins.

Sales and Marketing

Sales and marketing expenses consist primarily of non-production personnel costs, advertising and other marketing promotions. Advertising costs are expensed as incurred. Advertising expense for both the three and nine months ended March 31, 2016 was $0.04 million and $0.3 million, respectively, compared to $0.1 million and $0.2 million in the three and nine months ended March 31, 2015, respectively.

Sales and marketing expenses consist of the following:

	Three Months Ended March 31,				Nine Months Ended March 31,
	(in thousands, except for percentages)
	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase	% Change
Sales and marketing	$1,103	$1,323	$(220)	-16.6%	$3,925	$3,677	$248	6.7%

Percentage of net sales	22.5%	27.9%	-5.4%		19.8%	24.6%	-4.8%

Sales and marketing expenses decreased 16.6% for the three months ended March 31, 2016 compared to the same period of FY15. The decrease for the third quarter is due to decreases in wages including stock based compensation, commissions, and broker fees. The increase of 6.7% for the nine months ended March 31, 2016 compared to the same period in FY15 is due to increases in point of sale materials, commissions, broker fees, and storage costs offset by decreases in freight and stock compensation expense. Sales and marketing expense as a percentage of net sales declined by 5.4% and 4.8% for the three and nine months ended March 31, 2016, respectively, compared to the prior year.

The amounts billed to customers for shipping and handling is recorded as sales and reported as the costs are incurred for shipping and handling as a sales and marketing expense. For the three and nine months ended March 31, 2016 shipping costs were $0.2 million and $0.7 million, respectively, compared to $0.2 million and $0.6 million for the same periods in FY15.

General and Administrative

General and administrative expenses include the costs associated with the administrative staff and other expenses related to our non-manufacturing functions. General and administrative expenses consist of the following:

	Three Months Ended March 31,				Nine Months Ended March 31,
	(in thousands, except for percentages)
			Increase				Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
General and administrative	$635	$804	$(169)	-21.0%	$2,244	$2,446	$(202)	-8.3%

Percentage of net sales	12.9%	17.0%	-4.1%		11.3%	16.4%	-5.1%

General and administrative expense for the three and nine months ended March 31, 2016 decreased compared to the same periods in FY15. The decrease was largely due to decreases in personnel related expenses and outside services.

Interest Expense

Interest and loan fee amortization was $0.08 million and $0.3 million for the three and nine months ended March 31, 2016, respectively, compared to $0.07 million and $0.2 million for the same periods of FY15.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary sources of available cash are from operations, our credit facilities and equity offerings. Our primary cash needs are to fund working capital requirements (primarily inventory), capital expenditures for barrels and other equipment to facilitate production, repay our indebtedness (interest and principal payments) and operating expenses. We are able to borrow against our working capital assets (accounts receivable and inventory) via an asset based bank loan.

	March 31, 2016	June 30, 2015	Increase (Decrease)	% Change
	(in thousands, except percentages)
Working capital	$13,281	$13,014	$267	2.1%
Cash and cash equivalents	$4,870	$1,578	$3,292	208.6%

The credit facilities, which mature on July 31, 2016, include (a) a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the LIBOR, (b) a capital equipment line of credit with a maximum commitment of $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows us to enter into any spot or forward transaction to purchase from or sell to our bank a foreign currency. We did not use the foreign exchange facility during the three and nine months ended March 31, 2016.

The outstanding balances on the components of the credit facilities are:

	March 31, 2016	June 30, 2015
	(in thousands)
Credit Facilities
Line of credit	$9,669	$8,534
Equipment line of credit	386	500
Total credit facilities	$10,055	$9,034

The credit facilities are collateralized by substantially all of our assets with guarantees from the LLC members. Availability is subject to a monthly borrowing base and compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), a debt to effective tangible net worth ratio (measured quarterly), a debt service coverage ratio (measured annually) and minimum EBITDA measured at March 31, 2016. The Company was in compliance in all material aspects of our covenants at March 31, 2016. Management believes that the credit facility will be renewed on similar terms.

The Company believes that our cash position, net cash provided by operating activities in coming periods, and our current credit facilities will be adequate to finance working capital and operations needs for at least the next twelve months. We may, however, require additional liquidity as we continue to execute our business strategy. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity, although no assurance can be given that such forms of capital will be available to us at all, or if available on terms which are acceptable to us, at such time.

Cash Flows

	Nine Months Ended	Nine Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)		Increase
Net cash provided by (used in) operating activities	$2,659	$(2,733)	$5,392
Net cash used in investing activities	$(516)	$(852)	$336
Net cash provided by (used in) financing activities	$1,149	$(69)	$1,218

Operating Activities

Net cash related to operating activities increased $5.4 million from a use of cash of $(2.7) million for the nine months ended March 31, 2015 to a source of cash for the nine months ended March 31, 2016. The significant changes in cash flows provided by operating activities are attributable to improved financial performance, decreases in inventories, and a decrease in accounts receivable.

Investing Activities

Net cash used related to investing activities increased from FY15.  The changes in cash flows used in investing activities was attributable to lower barrel purchases, decrease in the acquisition of property and equipment. Additionally in FY15, we financed the purchase of the Stonegate trademark.

Financing Activities

Net cash provided by financing activities increased $1.2 million for the nine months ended March 31, 2016 compared to the net cash used in financing activities of ($0.07) million for the nine months ended March 31, 2015. The significant change in cash flows provided by financing activities is attributable to proceeds from borrowings from the revolving line of credit.

Contractual Obligations and Commitments

Financing Agreements

The Company’s primary sources of indebtedness are loans provided by our bank. Since June 30, 2015, there have been no material changes with respect to our loans or guarantees as disclosed in the “Notes to the Financial Statements – Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. We were in compliance in all material aspects with all covenants at March 31, 2016. Management believes that the credit facilities will be renewed on similar terms.

Concentration of Credit Risk and Off-Balance Sheet Arrangements

The Company’s cash is held in highly rated credit institutions. Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business maintain cash balances in excess of federally insured limits.

Accounts receivable consists primarily of trade receivables from customers. The Company reviews accounts receivable regularly and makes estimates for an allowance when there is doubt as to the collectability of individual balances. Our accounts receivable credit risk is not concentrated within any one geographic area. The Company has national distribution agreements with multi-state distributors and these distributors make up a significant amount of our accounts receivable; however, the Company believes the accounts receivable credit risk is limited. The Company has not experienced any material charge offs.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet risks related to foreign exchange contracts, option contracts or other foreign hedging arrangements.

The Company leases a winery, tasting room facility, office space and certain office equipment. It enters into short and long-term contracts to supply a portion of our future grapes and bulk wine inventory requirements. The following table presents future minimum grape and bulk wine inventory purchase commitments as of March 31, 2016:

Years ending June 30,	Third Parties	Related Parties	Total
	(in thousands)
2016 (remaining three months)	$2,398	$-	$2,398
2017	1,821	479	2,300
2018	510	480	990
2019	279	273	552
Total	$5,008	$1,232	$6,240

At March 31, 2016, total future purchase commitments for finished goods total approximately $3.7 million and are expected to be fulfilled during fiscal 2016 to 2017.

Effects of Inflation and Changing Prices

The results of operations and financial condition have not been materially affected by inflation and changing prices. We intend to pass along rising costs through increased selling prices, subject to normal competitive conditions. There can be no assurances, however, that we will be able to pass along rising costs through increased selling prices effectively. In addition, the Company continues to identify on-going cost savings initiatives.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported condensed consolidated results of continuing operations.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company adopted this accounting standard with no impact on financial results or financial statement presentation.

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

In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842). The standard includes a lessee accounting model that recognizes two types of leases – finance and operating leases. It requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU.

In March 2016, the FASB issued ASU No. 2016-09: Improvements to Employee Share-Based Payment Accounting which amends ASU 718, Compensation – Stock Compensation. The update sets forth an initiative to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendment is effective for annual reporting periods after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact of this ASU.

All recently issued, but not yet effective, accounting pronouncements and the Company does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may be subject to various litigation matters arising in the ordinary course of business from time to time.  Other than the matters discussed below, we are not aware of any current pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows.

On January 29, 2016, Mendocino Wine Group (MWG) filed a complaint against Phil Hurst (Hurst) and H.D.D., LLC (LLC). The complaint alleges that, prior to January 2012, Hurst and LLC aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Dolan's contract with Thornhill Management Company (the manager of MWG), and aided and abetted Dolan's interference with MWG's economic advantage. LLC denies the claims, denies all wrongdoing, and denies that they caused any harm to MWG.

On October 21, 2015, H.D.D. LLC, received a letter from Hambrecht Wine Group, L.P. (the “Lessor”), the lessor of HDD’s winery and tasting room facility at 4035 Westside Road, Healdsburg, California, under a lease dated February 8, 2011, purporting to terminate the Lease effective as of that date, and rejecting HDD’s prior exercise of its election to extend for five years the original term of the Lease (which expired February 29, 2016). Lessor’s termination is based on purported defaults by HDD under provisions of the underlying lease. On November 9, 2015, the Company filed a motion for declaratory and injunctive relief in the Superior Court of California, Sonoma County. This suit is the first step in arbitrating the dispute. The Company intends to take all appropriate actions, to preserve its right to occupancy under the Lease for its full term, including the five year extension. This location currently has one of our tasting rooms, storage capacity for approximately twenty five percent of our annual harvest, production facilities and administrative offices.

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

As disclosed under Note 9 to our condensed consolidated financial statements, in January 2016, Mendocino Wine Group (MWG) filed a complaint against Phil Hurst (Hurst) and HDD alleging that, prior to January 2012, Hurst and HDD, among other things, aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG. MWG previously made these claims against Dolan, but they dismissed those claims without receiving any payment.

Also as disclosed under Note 9 to our condensed consolidated financial statements, in October 2015, HDD received a letter from Hambrecht Wine Group, L.P. the lessor of HDD’s winery and tasting room facility purporting to terminate HDD’s lease and rejecting HDD’s prior exercise of its extension based on purported defaults by HDD under certain lease provisions. In November 2015, we filed a motion for declaratory and injunctive relief in the Superior Court of California, Sonoma County. We intend to take all appropriate actions to preserve the right to occupancy for the full lease term, including the five-year extension. No assurance can be made, however, that we will be successful.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1+	Amended and Restated Certificate of Incorporation of Truett-Hurst, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A submitted to the SEC on April 11, 2013 (File No.: 333-187164)).
3.2+	Bylaws of Truett-Hurst, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A submitted to the SEC on March 27, 2013 (File No.: 333-187164)).
3.3+	Third Amended and Restated Operating Agreement of H.D.D. LLC, dated as of June 19, 2013 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K submitted to the SEC on June 25, 2013 (File No.: 001-35973)).
4.1+	Class A common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A submitted to the SEC on April 11, 2013 (File No.: 333-187164)).
4.2+	Class B common stock certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A submitted to the SEC on April 11, 2013 (File No.: 333-187164)).
10.1+	2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 submitted to the SEC on March 11, 2013 (File No.: 333-187164)).
10.2+	Exchange Agreement, dated as of June 19, 2013, by and among Truett-Hurst, Inc. and the members of H.D.D. LLC from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K submitted to the SEC on June 25, 2013 (File No.: 001-35973)).
10.3+	Tax Receivable Agreement, dated as of June 19, 2013, by and among Truett-Hurst, Inc., H.D.D. LLC and the members of H.D.D. LLC from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K submitted to the SEC on June 25, 2013 (File No.: 001-35973)).
10.4+	Registration Rights Agreement, dated as of June 19, 2013, by and among Truett-Hurst, Inc. and the members of H.D.D. LLC from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K submitted to the SEC on June 25, 2013 (File No.: 001-35973)).
10.5+	Loan and Security Agreement dated July 15, 2015 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K/A submitted to the SEC on September 28, 2015 (File No.: 001-35973)).
10.6+	Accounts Receivable Line of Credit Note dated July 15, 2015 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K submitted to the SEC on July 16, 2015 (File No.: 001-35973)).
14+	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A submitted to the SEC on April 3, 2013 (File No.: 333-187164)).
21.1+	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K submitted to the SEC on September 28, 2015 (File No.: 001-35973)).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	+ Indicates documents previously filed with our registration and prospectus filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 13 day of May, 2016.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	May 13, 2016

Phillip L. Hurst President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Forgue	May 13, 2016

Paul Forgue Chief Financial Officer & Chief Operations Officer (Principal Financial/Accounting Officer)

