Form 10-K
period 2016-06-30
Truett-Hurst, Inc.
filed 2016-09-28
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 333-187164

TRUETT-HURST, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	46-1561499
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

125 Foss Creek Circle, Healdsburg, California	95448
(Address of principal executive offices)	(zip code)

(707) 431-4423

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A	The NASDAQ Capital Market

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates was approximately $3,385,205 based upon a total of 2,334,624 shares of Class A common stock held by non-affiliates and a closing price of $1.45 per share on December 31, 2015 for the Class A common stock as reported on The NASDAQ Capital Market. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) subsequent to the distribution of securities under a plan confirmed by a court.

 Yes  ☐    No  ☐

Not Applicable.

The number of shares outstanding with respect to each of the classes of our common stock, as of September 14, 2016, is set forth below:

Class	Number of shares outstanding
Class A common stock, par value $0.001 per share	4,306,609
Class B common stock, par value $0.001 per share	7

Documents incorporated by reference: None.

TRUETT-HURST, INC. AND SUBSIDIARY

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which reflect the Company’s current views with respect to, among other things, the operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. The Company believes these factors include but are not limited to those described under the section “Risk Factors” in Item 1A of this Report. Additional risk factors may be described from time to time in future filings with the Securities and Exchange Commission (“SEC”). The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company believes these factors include but are not limited to those described under “Item 1A. Risk Factors” such as:

•	A reduction in the supply of grapes and bulk wine available from the independent grape growers and bulk wine suppliers could reduce the annual production of wine.

•	The Company has a history of losses and may not achieve or maintain profitability in the future.

•	The Company faces significant competition which could adversely affect profitability.

•	Because a significant amount of the Company’s business is made through direct to retailer partners, any change in relationships with them could harm the business.

•	The loss of key employees could damage the Company’s reputation and business.

•	A reduction in access to or an increase in the cost of the third-party services used to produce wine could harm the business.

•	The terms of current bank loans may restrict current and future operations, which could adversely affect the Company’s ability to respond to changes in the Company’s business and to manage operations.

•	Because the founding LLC members (the “Founders”) have retained significant control over Truett-Hurst, Inc. current shareholders and new investors will not have as much influence on corporate decisions as they would if control were less concentrated.

•	The Company has certain transactions with related parties, including the Founders and principal shareholders. These transactions may present conflicts of interest.

•	The Company depends upon trademarks and proprietary rights, and any failure to protect intellectual property rights or any claims that the Company is infringing upon the rights of others may adversely affect competitive position and brand equity.

•	The Founders have significant influence on Truett-Hurst, Inc. and their interest may differ from those of the public shareholders.

•	The Company faces inventory risk, and if the Company fails to predict accurately demand for products, the Company may face write-downs or other charges.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business

The Company is a holding company incorporated as a Delaware corporation and its sole asset is a controlling equity interest in H.D.D. LLC (the “LLC”). Unless the context suggests otherwise, references in this report to “Truett-Hurst,” the “Company,” “we,” “us” and “our” refer to Truett-Hurst, Inc. and its consolidated subsidiary. Truett-Hurst consolidates the financial results of the LLC and records a non-controlling interest for the economic interest in the LLC it does not own. The Company’s amended and restated certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock.

Quantities or results referred to as “to date” or “as of this date” mean as of or to June 30, 2016, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year. For example, “FY16” and “fiscal year 2016” each refer to the fiscal year ended June 30, 2016. This Annual Report on Form 10-K references certain trademarks and registered trademarks which may be trademarks or registered trademarks of their respective owners.

On January 25, 2016, the LLC sold its fifty percent interest in The Wine Spies, LLC (“Wine Spies”) with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in the Company’s audited consolidated financial statements. The gain on the sale along with the current year results have been recorded in the consolidated statements of operations on the discontinued operations line. Prior periods have been accounted for on a consistent basis.

General

The Company produces and sells premium, super-premium, and ultra-premium wines made generally from grapes purchased from California-based growers. In addition, the Company purchases semi-finished bulk wine under contract and opportunistically on the spot market. On a more limited basis, the Company also purchases finished goods from both foreign and domestic producers. The Company is headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. The Company owns its tasting room and winery in the Dry Creek Valley and leases the tasting room and winery located in the Russian River Valley. The wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Petite Sirah, Merlot, and Cabernet Sauvignon and are sold across a number of price points via two distinct distribution channels: three-tier and direct to consumer. The business model is a combination of direct to consumer sales, traditional three-tier brand sales and retail exclusive brand sales. The Company owns, designs and develops its brands, including those developed and sold on a retailer exclusive basis. The brands are differentiated and marketed through innovative packaging and label designs.

Wines in the three-tier channel are sold to distributors with programs available to the broad market or to specific retailers on an exclusive basis. The traditional three-tier distribution business consists of sales of VML, Healdsburg Ranches, Colby Red and Bradford Mountain branded wines. Through the retail exclusive brand model, the Company works with retail partners to develop innovative brands which resonate with their customers and are intended to increase store traffic and expand exclusive brand sales. The retail exclusive model allows the Company to own the brands it creates, which the Company believes differentiates it from the traditional private label model, and allows it the option of expanding the brands into national and international markets, thereby increasing sales and building the brand equity.  The direct to consumer channel consists of sales of products produced by the Company through its tasting rooms, wine clubs and its winery websites.

Strategic Objectives

There are three primary categories into which the Company sells its wine: premium ($12 - $14 per bottle retail price), super-premium ($15 - $24 per bottle retail price), and ultra-premium ($25 - $49 per bottle retail price). The Company believes it can benefit from growth at the premium and above price points and continue to grow the business relying on its competitive strengths: its experienced and knowledgeable team; its relationships with the world’s top wine distributors and retailers; and its innovative approach to distribution and brand development. The Company intends to continue growing by:

•	Developing innovative retail exclusive products that meet the needs of wine retailers. The Company has a reputation for developing innovative retail exclusive brands and working with retailer partners on unique programs to support sales of those products. With branding expertise the Company intends to continue innovation and build its market share with global wine retailers who are focused on increasing their profitability through retail exclusive offerings.

•	Growing the customer base to include additional major U.S. retail chains. The Company is actively pursuing relationships with the largest retail chains in the United States.

•	Expanding the direct to consumer business. The wine clubs continue to grow due to growing consumer awareness of the brands from targeted public relations, exciting wine club events and advertising. The direct to consumer business generally generates higher gross margins and the Company intends to continue building this distribution channel in order to further growth.

•	Marketing to key international markets. During FY14, the Company completed an agreement with the Trialto Wine Group, LTD, based in Vancouver Canada, creating a national partnership to distribute the Truett-Hurst family of brands throughout Canada. The Company also continues to review selective brand development and distribution opportunities in other international markets.

•	Developing new ways to engage customers and to distribute products. The Company continues to be discovery-oriented in its approach and is always looking for new innovations in and approaches to the global wine market. The Company believes that traditional wine marketing, to some degree, has stymied creativity and believes the innovative branding expertise allows it to rapidly capitalize on evolving customer demands.

The Wineries

Established in 2007, Truett-Hurst was the first winery operation and brand. The Truett-Hurst winery is owned by the Company and is located in the Dry Creek Valley appellation of Sonoma County and focuses on producing super-premium wine from a range of varietals, including Zinfandel, Chardonnay, Sauvignon Blanc, Pinot Noir, Petite Sirah and other unique red blends.

Established in 2011, VML was the second winery operation and brand. The VML winery, which is leased through May 2017, is located in the Russian River Valley appellation of Sonoma County and focuses on producing super-premium and ultra-premium wines from grapes purchased from local growers. The primary varietals include Pinot Noir, Chardonnay, Sauvignon Blanc, and Gewurztraminer.

Wine Supply and Production

Wine Production

The Company operates two wineries where wine is produced from many varieties of grapes principally grown or purchased in Sonoma County’s Russian River Valley and Dry Creek Valley appellations. The VML winery, which is leased through May 2017, can crush, ferment and oak barrel age approximately 500 tons (35,000 cases) of ultra-premium grapes annually, with capacity to increase to 2,000 tons with additional capital improvements. For increased production capacity, the Company outsources to a variety of specialist wineries and bottling facilities. The Company has been able to satisfy the production requirements to date and considers its sources to be adequate at this time. However, the inability of any of the suppliers to satisfy the Company’s requirements could adversely affect operations.

Grape and Wine Contracts

The majority of annual grape requirements are satisfied by purchases from each year’s harvest which normally begins in August and runs through October. In addition to purchasing grapes, the Company supplements its needs with bulk wine purchase contracts based on sales and production requirements. Depending upon overall demand and availability of bulk wine, the Company could experience shortages and/or increased prices.

The Company enters into grape contracts with terms generally of one to four years, which requires payment of an agreed upon price per ton that varies according to the type of grape, its appellation and in certain cases, the vineyard block in which the grapes are grown.  Contracts are typically terminable after a specified term, unless earlier mutually agreed by the parties.

Vineyards Owned by Founders

Certain of the Founders operate or farm vineyards. The grapes produced from these vineyards are sold to the Company at market prices, with the balances sold to other wineries. See Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding related party commitments.

Sources and Availability of Production Materials

The Company utilizes glass and other materials such as corks, capsules, labels and cardboard cartons in the bottling and packaging of its products. After grape purchases and associated production overhead, glass bottle costs are the next most significant component of the cost of sales. The glass bottle industry is highly concentrated with only a small number of quality producers. The Company obtains glass requirements from a limited number of producers under supply arrangements. The Company has been able to satisfy production requirements with respect to the foregoing and consider the sources of supply to be adequate at this time. However, the inability of any of the glass bottle suppliers to satisfy the Company’s requirements could adversely affect the Company’s operations.

Seasonality

There is seasonality in the growing, procurement and transportation of grapes.  The wine industry typically experiences increased sales in October, November and December. Sales are typically higher upon the launch of a new product into the marketplace and when retailers promote brands through in-store displays and advertisements. The Company expects these trends to continue.

Company Team and Culture

The Company’s team consists of seasoned professionals who have worked their way up through the industry often achieving senior level positions in noted wine companies such as the Brown-Forman Corporation, Gallo, Domaine Chandon, Kendall-Jackson, and Fetzer Vineyards.

In addition to building a seasoned team of professionals and shaping the entrepreneurial culture, an important part of the ongoing strategy is to create partnerships with the best organizations and professionals in order to leverage core competencies in the most efficient, cost effective and profitable manner.  The Company is proud of the corporate partnerships that have been created throughout the sales channels and the Company believes it can build a business that can change the way consumers purchase and enjoy wine.

Sales and Marketing

The Company employs a relatively small full-time, in-house marketing, sales and customer service organization. The sales and marketing team uses a range of marketing strategies designed to build brand equity and increase sales. Strategies include, but are not limited to, market research, consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, on premise promotions, social media and public relations.

Competitive Environment

All the segments the Company participates in are highly competitive. The Company competes on the basis of quality, price, brand recognition and distribution strength against domestic and multinational producers and distributors, some of which have greater resources than the Company, for consumer purchases, as well as shelf space in retail stores, restaurant presence and wholesaler attention. Further, wine competes with other alcoholic and nonalcoholic beverages.

In the retail exclusive label market, the Company believes the chief competitors are Constellation Brands, Inc., E.&J. Gallo Winery, Bronco Wines, Winery Exchange Inc., Vintage Wine Estates, Delicato Family Vineyards, and other California and international wine producers.

There are relatively few publicly traded beverage companies with significant wine operations and most also have beer and spirits divisions.

Demand for wine in the premium, super-premium, ultra-premium and luxury market segments can rise and fall with general economic conditions.  The Company’s ability to respond to market demand, deliver a variety of wine styles, create and design innovative packaging combined with an effective distribution system will allow the Company to continue to penetrate the mainstream wine markets.

Intellectual Property

The Company protects proprietary rights through a variety of means and measures, including patents, trade secrets, copyrights, trademarks, contractual restrictions and technical measures. A number of brands are under registered trademarks. International trademark registrations are also maintained where it is appropriate to do so.  Each of the U.S. trademark registrations is renewable indefinitely so long as the Company is making a bona fide usage of the trademark.  As of September 1, 2016, the Company had 40 registered material trademarks, 7 published and 2 pending.

Regulatory Environment

The wine industry is part of the highly regulated U.S. liquor industry.  While there have been significant relaxations over time, such as those arising following the Granholm v. Heald U.S. Supreme Court decision in 2005, the U.S. wine industry is still highly regulated. For example, the Company is able to ship wine directly now to consumers and businesses in 42 states, but must only work through traditional “three-tier” distributors in the remaining 8 states.

The production and sale of wine is subject to extensive regulation by the United States Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau and the California Liquor Control Commission.  The Company is licensed by and meets the bonding requirements of each of these governmental agencies.  Sales of wine are subject to federal alcohol tax, payable at the time wine is removed from the bonded area of the winery for shipment to customers or for sale in the Company’s tasting rooms.  The current federal alcohol tax rate is $1.07 per gallon for wines with alcohol content at or below 14.0% and $1.57 per gallon for wines with alcohol content above 14.0% but less than 21%; however, wineries that produce not more than 250,000 gallons during the calendar year are allowed a graduated tax credit of up to $0.90 per gallon on the first 100,000 gallons of wine (other than sparkling wines) removed from the bonded area during that year.

The Company also pays the state of California an excise tax of $0.20 per gallon for all wine sold in California.  In addition, all states in which wines are sold impose varying excise taxes on the sale of alcoholic beverages.  Payments of these taxes are the responsibility of the supplier or distributor depending upon the channel in which the wine is sold.

Consumer direct sales are also subject to state regulation which governs the quantity and manner in which products can be shipped, delivered and excise taxes collected.

As an agricultural processor, the Company is also regulated by Sonoma County and, as a producer of wastewater, by the state of California.  The Company maintains all necessary permits.

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

Management is strongly focused on environmental stewardship and maintains a variety of policies and processes designed to protect the environment, the public and the consumers of its wine.  Many of the expenses for protecting the environment are voluntary, however the Company is regulated by various local, state and federal agencies regarding environmental laws where the costs of these laws and requirements of these agencies are effectively integrated into regular operations and do not cause significant negative impacts or costs.

The Company believes they are in compliance in all material respects with all applicable governmental laws and regulations in the countries in which it operates. The Company also believes that the cost of administration and compliance with, and liability under, such laws and regulations have not had a material adverse impact on the Company’s financial condition, results of operations or cash flows for the fiscal year ended June 30, 2016.

Employees

As of June 30, 2016, the Company had a full time equivalent of 43 employees. The Company hires part time and seasonal help as needed. All employees were located in the United States. The Company believes that future success will depend in large part on the ability to attract and retain highly skilled technical, managerial, and sales and marketing personnel. None of the employees are subject to collective bargaining agreements. The Company believes relations with their employees are good.

Information About the Company’s Executive Officers

The information required under this Item is incorporated by reference from the Company’s definitive proxy statement to be filed relating to the Company’s 2016 annual meeting of shareholders.

Available Information

Principal executive offices are located at 125 Foss Creek Circle, Healdsburg, California 95448, and the telephone number is (707) 431-4423. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements with the SEC. The public may read and copy any materials that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issues, including what the Company files electronically with the SEC at www.sec.gov. You may learn more about the Company by visiting the website at www.truetthurstinc.com, the information on the website is not part of this Form 10-K. The foregoing information regarding the website and its content is for your convenience only. The content of the website is not deemed to be incorporated by reference in this report or filed with the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, enacted on April 5, 2012 (“JOBS Act”).  For as long as the Company is an “emerging growth company,” the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding shareholder advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

Under the JOBS Act, the Company will remain an “emerging growth company” until the earliest of:

•	the last day of the fiscal year during which the Company has total annual gross revenues of $1 billion or more;

•	the last day of the fiscal year following the fifth anniversary of the Company’s IPO;

•	the date on which the Company has, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

•	the date on which the Company is deemed to be a “large accelerated filer” under the Exchange Act (the Company will qualify as a large accelerated filer as of the first day of the first fiscal year after the Company has (i) more than $700 million in outstanding common equity held by the Company’s non-affiliates and (ii) been public for at least 12 months; the value of the Company’s outstanding common equity will be measured each year on the last day of the second fiscal quarter).

The JOBS Act also provides that an “emerging growth company” can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. However, the Company chose to “opt out” of such extended transition period, and, as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.”

Smaller Reporting Company

The Company became subject to the reporting requirements of Section 15(d) of the Exchange Act, subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company,” on the effective date of the Registration Statement. The designation of being a “smaller reporting company” relieves the Company of some of the more detailed informational requirements of Regulation S-K.

Item 1A. Risk Factors

Risks Related to the Company’s Business

A reduction in the supply of grapes and bulk wine available to us from the independent grape growers and bulk wine suppliers could reduce the Company’s annual production of wine.

The Company relies on annual contracts with independent growers to purchase substantially all of the grapes used in wine production.  The business would be harmed if the Company is unable to contract for the purchase of grapes at acceptable prices from these or other suppliers in the future. The terms of many of the Company’s purchase agreements also constrain the ability to discontinue purchasing grapes in circumstances where the Company might want to do so.

Some of these agreements provide that either party may terminate the agreement prior to the beginning of each harvest year.

The Company depends on a single bulk wine supplier for the production of several wines, particularly the direct to retailer designated labels. This contract currently covers only the 2016 harvest. Extension of this contract is not guaranteed and thus may have exposure to the availability and pricing of bulk wine for production needs which could increase the cost or reduce the amount of wine the Company is able to produce for sale. This could reduce sales and profits.

The Company faces inventory risk, and if it fails to predict accurately demand for products, the Company may face write-downs or other charges.

The Company is exposed to inventory risks that may adversely affect operating results as a result of new product launches, changes in product cycles and pricing, limited shelf-life of certain of the Company’s products, changes in consumer demand, and other factors. The Company endeavors to predict accurately, based on information from distributors and reasonable assumptions, the expected demand for their products in order to avoid overproduction. Demand for products, however, can change significantly between the time of production and the date of sale.  It may be more difficult to make accurate predictions regarding new products.  In part, the Company depends on the marketing initiatives and efforts of distributors in promoting products and creating consumer demand and the Company has limited or no control regarding its promotional initiatives or the success of their efforts.

The Company has a history of losses, and may not achieve or maintain profitability in the future.

The Company has had a limited number of quarters or years of profitability and historically raised additional capital to meet its growth needs.  The Company expects to make significant future investments in order to develop and expand its business, which, it believes, will result in additional sales, marketing and general and administrative expenses that will require increased sales to recover these additional costs.  As a public company the Company expects to continue to incur legal, accounting, and other administrative expenses that are material. While revenue has grown in recent periods, this growth may not be sustainable or sufficient to cover the costs required to successfully compete.

The Company may not generate sufficient revenue to achieve profitability. The Company may incur significant losses in the future for a number of reasons, including slowing demand for its products and increasing competition, as well as the other risks described in this Annual Report on Form 10-K, and may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors in the expansion of the business. Accordingly, the Company may not be able to achieve or maintain profitability and, may incur significant losses in the future, and this could cause the price of the Class A common stock to decline further.

The Company faces significant competition which could adversely affect profitability.

The wine industry is intensely competitive. The Company’s wines compete in several super-premium and ultra-premium wine market segments with many other super-premium and ultra-premium domestic and foreign wines, with imported wines coming from the Burgundy and Bordeaux regions of France, as well as Italy, Chile, Argentina, South Africa and Australia. The Company’s wines also compete with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by independent distributors, many of which carry extensive brand portfolios. As a result of this intense competition there has been and may continue to be upward pressure on selling and promotional expenses. In addition, the wine industry has experienced significant consolidation. Many competitors have greater financial, technical, marketing and public relations resources. The Company’s sales may be harmed to the extent it is not able to compete successfully against such wine or alternative beverage producers’ costs. There can be no assurance that in the future the Company will be able to successfully compete with current competitors or that it will not face greater competition from other wineries and beverage manufacturers.

Because a significant amount of the Company’s business is made through retail exclusive model any change in relationships with the retail partners could harm the business.

The Company’s agreements with direct retail partners are informal and therefore subject to change.  If one or more of the direct retail partners chose to purchase fewer products, or the Company is forced to reduce the prices, the Company’s sales and profits would be reduced and the business would be harmed.

The loss of key employees or personnel could damage the Company’s reputation and business.

The Company believes that success largely depends on the employment of experienced professionals in a number of key positions. Examples include Phil Hurst, Chief Executive Officer, Paul Forgue, Chief Financial Officer and Chief Operations Officer, Virginia Lambrix, Winemaker, and Kevin Shaw, an independent contractor who serves as the Creative Director.  Any inability or unwillingness of these or other key management team members to continue in their present capacities could harm the business and its reputation.

A reduction in the Company’s access to or an increase in the cost of the third-party services used to produce its wine could harm its business.

The Company utilizes capacity at several third-party facilities for the production of a significant portion of its wines.  The inability to use these or alternative facilities, at reasonable prices or at all, could increase the cost or reduce the amount of production, which could reduce the Company’s sales and profits.  The Company does not have long-term agreements with any of these facilities, and they may provide services to competitors at a price above what the Company is willing to pay. The activities conducted at outside facilities include crushing, fermentation, storage, blending, and bottling.  The reliance on these third-parties varies according to the type of production activity.  As production increases, the Company must increasingly rely upon these third-party production facilities.  Reliance on third-parties will also vary with annual harvest volumes.

In addition, the Company has limited direct impact over the quality control and quality assurance of these third-party manufacturers.  If its suppliers are not able to deliver products that satisfy the Company’s requirements, the Company may be forced to seek alternative providers, which may not be available at the same price, or at all. Moving production to a new third-party service provider could negatively impact the Company’s financial results.

The terms of the Company’s current bank loans may restrict current and future operations, which could adversely affect the Company’s ability to respond to changes in its business and to manage its operations.

The Company’s bank loans include a number of customary restrictive covenants that could impair the Company’s financing and operational flexibility and make it difficult to react to market conditions and satisfy ongoing capital needs and unanticipated cash requirements. The bank loans contain usual and customary covenants, including, without limitation:

•	limitation on incurring senior indebtedness;
•	limitation on making loans and advances;
•	limitation on investments, acquisitions and capital expenditures;
•	limitation on liens, mergers and sales of assets;
•	minimum current assets to current liabilities ratio;

•	maximum debt to effective tangible net worth ratio; and
•	minimum debt service coverage ratio.

The Company’s ability to comply with the covenants and other terms of its bank loans will depend on future operating performance and, in addition, may be affected by events beyond the Company’s control, and the Company may not meet them. If the Company fails to comply with such covenants and terms, it would be required to obtain waivers from its lenders or agree with the lenders to an amendment of the facility's terms to maintain compliance under such facility. If the Company is unable to obtain any necessary waivers and the debt is accelerated, it would have a material adverse effect on the financial condition and future operating performance, and the Company may be required to limit activities.

Because the Founders retain significant control over Truett-Hurst, Inc. current shareholders and new investors will not have as much influence on corporate decisions as they would if control were less concentrated.

As of June 30, 2016, the Founders and current officers and directors of the Company (together, “Founders and Affiliates”) control 43% of the combined voting power of the Company through ownership of outstanding Class A common stock and/or Class B common stock. Prior to conversion of their LLC Units, each holder of LLC Units holds a single share of Class B common stock. Although these shares have no economic rights, they allow the existing owners to exercise voting power over Truett-Hurst, Inc., the managing member of the LLC, at a level that is consistent with their overall equity ownership of the business. As a result, Founders and Affiliates have significant influence in the election of directors and the approval of corporate actions that must be submitted for a vote of shareholders.

In addition, certain of the Founders, as well as certain trusts and other entities under their control, have entered into guarantee agreements in connection with its bank loans. For additional information related to bank guaranties, see Part II, Item 8, Note 6, “Borrowings,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The interests of these affiliates may conflict with the interests of other shareholders, and the actions they take or approve may be contrary to those desired by the other shareholders.  This concentration of ownership may also have the effect of delaying, preventing or deterring an acquisition of Truett-Hurst, Inc. by a third-party.

The Company has certain transactions with related parties, including Founders, which may present a conflict of interest.

The Company routinely sources grapes for its products from vineyards owned by Founders and principal shareholders.  The interests of these affiliates in such transactions may be contrary to those desired by shareholders.   The policies in place designed to mitigate the risk associated with such transactions; however, shareholders may be harmed by self-dealing with affiliates and loss of corporate opportunity.

In addition, from time to time the Company enters into transactions for goods and services with entities in which its executive officers, directors and/or affiliates have interests, as further described under Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Company also enters into grape and bulk wine purchase agreements from time to time with entities in which Founders have financial interests.  During FY15 and FY16, the Company has entered into such arrangements with:

•	Ghianda Rose Vineyard, which is owned by Diana Fetzer, wife of Paul E. Dolan;

•	Gobbi Street Vineyards, which is partly owned by Diana Fetzer, and Paul E. Dolan, III’s daughter, Nya Kusakabe; and

•	Dark Horse Farming Company, which is owned Paul E. Dolan III (75%) and Heath E. Dolan (25%).

•	Premium Wine Storage, which is owned Paul E. Dolan III (33%) and Heath E. Dolan (33%).

Paul E. Dolan and Heath E. Dolan are each directors of the Company and each control approximately 6% of the combined voting power of the Company.

The Company believes these arrangements reflect substantially the same market terms that would be received in transactions with unaffiliated third-parties. However, if the Company fails to receive market terms for these transactions or other similar transactions in the future, expenses could increase.

A failure of one or more of the Company’s key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on the business.

The Company relies on information technology (“IT”) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in the management of the Company’s business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting the internal network and communication systems; ordering and managing materials from suppliers; supply/demand planning; production; shipping product to customers; hosting the Company’s branded websites and marketing products to consumers; collecting and storing customer, consumer, employee, investor, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing, and sharing confidential and proprietary research, business plans, and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage the business.

Increased IT security threats and more sophisticated cyber-crime pose a potential risk to the security of the Company’s IT systems, networks, and services, as well as the confidentiality, availability, and integrity of its data. If the IT systems, networks, or service providers fail to function properly, or if the Company suffers a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and the Company’s business continuity plans do not effectively address these failures on a timely basis, the Company may suffer interruptions in its ability to manage operations and reputational, competitive and/or business harm, which may adversely effect business operations and/or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and the Company may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to the Company or to its partners, its employees, customers, suppliers or consumers. In any of these events, the Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.

If the Company is unable to maintain effective internal control over financial reporting in the future, the accuracy, and timeliness of its financial reporting may be adversely affected.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP” or “GAAP”).

The Company is an “emerging growth company” as defined in the JOBS Act, and as such may elect to avail itself of the certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which is referred to as the “Sarbanes-Oxley Act.”

The Company depends upon trademarks and proprietary rights, and any failure to protect intellectual property rights or any claims that are infringing upon the rights of others may adversely affect the competitive position and brand equity.

The Company’s future success depends significantly on the ability to protect its current and future brands and products, and to defend intellectual property rights. The Company has staked out a reputation for innovation and has introduced new product innovations, including, for example, the evocative “wine wraps” and its proprietary square bottle. The Company has been granted numerous trademark registrations covering its brands and products and has filed, and expects to continue to file, trademark applications seeking to protect newly-developed brands and products. The Company cannot be sure that trademark registrations will be issued with respect to any of the trademark applications. There is also a risk that, by the Company’s omission, failure to timely renew or protect a trademark, the trademark could be lost. Additionally, competitors could challenge, invalidate or circumvent existing or future trademarks issued to, or licensed by, the Company.

A reduction in consumer demand for wines could harm the Company’s business.

There have been periods in the past in which there were substantial declines in the overall per capita consumption of alcoholic beverages in the United States and other markets in which the Company participates. A limited or general decline in consumption in one or more of the product categories could occur in the future due to a variety of factors, including a general decline in economic conditions, increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving, a trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products, the increased activity of anti-alcohol consumer groups and increased federal, state or foreign excise and other taxes on alcoholic beverage products. The competitive position of the Company’s products could also be affected adversely by any failure to achieve consistent, reliable quality in the product or service levels to customers.

Changes in consumer spending could have a negative impact on the financial condition and business results.

Wine sales depend upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state income tax rates, deductibility of business entertainment expenses under federal and state tax laws, and consumer confidence in future economic conditions.  Changes in consumer spending in these and other areas can affect both the quantity and the price of wines that customers are willing to purchase at restaurants or through retail outlets. Reduced consumer confidence and spending may result in reduced demand for products, limitations on the ability to increase prices and increased levels of selling and promotional expenses. This, in turn, may have a considerable negative impact upon sales and profit margins.

The market price of the Company’s stock may fluctuate due to seasonal fluctuations in wine sales, operating expenses and net income.

The Company experiences seasonal and quarterly fluctuations in sales, operating expenses and net income. The Company has managed, and will continue to manage, the business to achieve long-term objectives.  In doing so, the Company may make decisions that it believes will enhance long-term profitability, even if these decisions may reduce quarterly earnings.  These decisions include the timing of the release of wines for sale, the Company’s wines’ competitive positioning and the grape and bulk wine sources used to produce wines.

Bad weather, drought, plant diseases and other factors could reduce the amount or quality of the grapes available to produce the Company’s wines.

A shortage in the supply of quality grapes may result from the occurrence of any number of factors which determine the quality and quantity of grape supply, such as weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, pruning methods, the existence of diseases and pests, and the number of vines producing grapes, as well as the level of consumer demand for wine.  Any shortage could cause an increase in the price of some or all of the grape varieties required for wine production and/or a reduction in the amount of wine the Company is able to produce, which could harm the business and reduce sales and profits.

Recent examples of events affecting supply include the frost in 2008 that significantly impacted the amount of grapes harvested in Mendocino County, the frost of 2011 that had a significant impact on the crop size in Paso Robles and the widespread drought which impacted parts of the United States from 2011 to 2016. Currently 100% of the state of California is now classified as being in one of the three worst levels of drought which range from abnormally dry, moderate drought, severe drought, extreme drought and exceptional drought.

Factors that reduce the quantity of grapes may also reduce their quality, which in turn could reduce the quality or amount of wine the Company produces.  Deterioration in the quality of the wine produced could harm the brand name and a decrease in production could reduce sales and increase expenses.

Adverse public opinion about alcohol may harm the Company’s business.

While a number of research studies suggest that moderate alcohol consumption may provide various health benefits, other studies conclude or suggest that alcohol consumption has no health benefits and may increase the risk of stroke, cancer and other illnesses.  An unfavorable report on the health effects of alcohol consumption could significantly reduce the demand for wine, which could harm the business and reduce sales and increase expenses.

In recent years, activist groups have used advertising and other methods to inform the public about the societal harms associated with the consumption of alcoholic beverages.  These groups have also sought, and continue to seek, legislation to reduce the availability of alcoholic beverages, to increase the penalties associated with the misuse of alcoholic beverages, or to increase the costs associated with the production of alcoholic beverages.  Over time, these efforts could cause a reduction in the consumption of alcoholic beverages generally, which could harm the Company’s business and reduce sales and increase expenses.

Contamination of the Company’s wines would harm business.

Because the Company’s products are designed for human consumption, the Company’s business is subject to hazards and liabilities related to food products, such as contamination.  A discovery of contamination in any of the Company’s wines, through tampering or otherwise, could result in a recall of products.  Any recall would significantly damage the Company’s reputation for product quality, which the Company believes is one of its principal competitive assets, and could seriously harm the Company’s business and sales.  Although the Company maintains insurance to protect against these risks, the Company may not be able to maintain insurance on acceptable terms, and this insurance may not be adequate to cover any resulting liability.

A decrease in wine score ratings by important rating organizations could have a negative impact on the Company’s ability to create greater demand and pricing.

Many of the Company’s brands are issued ratings or scores by local and national wine rating organizations, and higher scores usually translate into greater demand and higher pricing.  Although some of the Company’s brands have been highly rated in the past, and the Company believes its farming and winemaking activities are of a quality to generate good ratings in the future, the Company has no control over ratings issued by third-parties which may not be favorable in the future.

Increased regulatory costs or taxes would harm the Company’s financial performance.

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

Recent and future zoning ordinances, environmental restrictions and other legal requirements may limit the Company’s plans to expand production capacity, as well as any future development of new vineyards and wineries.  In addition, federal legislation has been proposed that could significantly increase excise taxes on wine.  Other federal legislation has been proposed which would prevent the Company from selling wine directly through the mail.  This proposed legislation, or other new regulations, requirements or taxes, could harm business and operating results.  Future legal or regulatory challenges to the wine industry could also harm business and impact the Company’s operating results.

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

An increase in the cost of energy or the cost of environmental regulatory compliance could affect the Company’s profitability.

The Company has experienced increases in energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs. The Company may experience significant future increases in the costs associated with environmental regulatory compliance, including fees, licenses and the cost of capital improvements to the Company’s operating facilities in order to meet environmental regulatory requirements. Future operating expenses and margins will be dependent on the ability to manage the impact of cost increases. The Company cannot guarantee that it will be able to pass along increased energy costs or increased costs associated with environmental regulatory compliance to its customers through increased prices.

In addition, the Company may be party to various environmental remediation obligations arising in the normal course of business or in connection with historical activities of businesses that may be acquired. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants at current and former properties, the potential exists for remediation, liability and indemnification costs to differ materially from the costs that have been estimated. The Company cannot guarantee that the cost in relation to these matters will not exceed projections or otherwise have an adverse effect upon the Company’s business reputation, financial condition or results of operations.

Climate change, or legal, regulatory or market measures to address climate change, may negatively affect the Company’s business, operations or financial performance, and water scarcity or poor water quality could negatively impact production costs and capacity.

The Company’s business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events and climate change may negatively affect agricultural productivity in the regions from which the Company presently sources agricultural raw materials such as grapes. Decreased availability of raw materials may increase the cost of goods for the Company’s products. Severe weather events or changes in the frequency or intensity of weather events can also disrupt the supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of products to wholesalers, retailers and consumers.

Water is essential in the production of the Company’s products. The quality and quantity of water available for use is important to the supply of grapes and the Company’s ability to operate its business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality that may affect production costs or impose capacity constraints. Such events could adversely affect results of operations and financial condition.

Natural disasters, including earthquakes or fires, could destroy the Company’s facilities or the Company’s inventory.

The Company must store its wine in a limited number of locations for a period of time prior to its sale or distribution. Any intervening catastrophes, such as an earthquake or fire, that result in the destruction of all or a portion of its wine would result in a loss of investment in, and anticipated profits and cash flows from, that wine. Such a loss would seriously harm business and reduce sales and profits.

From time to time the Company may become subject to litigation arising in the ordinary course of business. Uninsured judgments or a rise in insurance premiums may adversely impact business, financial condition and results of operations.

In the ordinary course of business, the Company may become subject to legal and regulatory proceedings. Any claims raised in such proceedings, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. Additionally, the outcome of such proceedings may differ from expectations because outcomes are often difficult to predict reliably. Various factors can lead to changes in estimates of liabilities and other costs and may require the Company to make new or additional estimates. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on results of operations in any particular period.

In accordance with customary practice, the Company maintains insurance against some, but not all, of these potential claims. In the future, the Company may not be able to maintain insurance at commercially acceptable premium levels. In addition, the levels of insurance the Company maintains may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact on the business, financial condition and results of operations.

Risks Related to the Company’s Organizational Structure

Truett-Hurst, Inc.’s only material asset is its interest in the LLC, and it is accordingly dependent upon distributions from the LLC to pay taxes, make payments under the tax receivable agreement or pay dividends.

The Company is a holding company and has no material assets other than its controlling member equity interest in the LLC. It has no independent means of generating revenue. The Company will cause the LLC to make distributions to its unit holders in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement (which the Company expects to be substantial) and dividends, if any, declared by the Company. To the extent that the Company needs funds, and the LLC is restricted from making such distributions under applicable law or regulation or under the terms of its financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect the liquidity and financial condition of the Company.

The Founders have significant influence on Truett-Hurst, Inc. and their interests may differ from those of the public shareholders.

As of June 30, 2016, the Founders and Affiliates control 43% of the combined voting power through their ownership of the outstanding Class A common stock and/or Class B common stock. Because the Founders and Affiliates hold a majority of their ownership interest in the business through the LLC (approximately 92% of their ownership), rather than through the public company, the Founders and Affiliates may have conflicting interests with holders of shares of the Class A common stock. For example, the Founders and Affiliates may have different tax positions from the Company which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that the Company entered in to, and whether and when the Company should terminate the tax receivable agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions may take into consideration the Founders’ and Affiliates’ tax or other considerations even where no similar benefit would accrue to the Company.

The Company will be required to pay the counterparties to the tax receivable agreement for certain tax benefits the Company may claim arising in connection with current exchanges, future purchases or exchanges of LLC Units and related transactions, and the amounts the Company may pay could be significant.

The Company entered into a tax receivable agreement with the pre-IPO owners that provides for the payment by Truett-Hurst, Inc. to these parties of 90% of the benefits, if any, that Truett-Hurst, Inc. is deemed to realize as a result of the increases in tax basis resulting from its purchases or exchanges of LLC Units and certain other tax benefits related to it entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

The Company expects the payments that it may make under the tax receivable agreement will be substantial. There may be a material negative effect on the Company’s liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual benefits realized in respect of the tax attributes subject to the tax receivable agreement and/or distributions to Truett-Hurst, Inc. by LLC. LLC are not sufficient to permit Truett-Hurst, Inc. to make payments under the tax receivable agreement after it has paid taxes. The payments under the tax receivable agreement are not conditioned upon the continued ownership of us by the counterparties to the tax receivable agreement.

The Company is required to make a good faith effort to ensure that it has sufficient cash available to make any required payments under the tax receivable agreement. The operating agreement of the LLC requires the LLC to make “tax distributions” which, in the ordinary course, will be sufficient to pay the actual tax liability and to fund required payments under the tax receivable agreement. If for any reason the LLC is not able to make a tax distribution in an amount that is sufficient to make any required payment under the tax receivable agreement or the Company otherwise lacks sufficient funds, interest would accrue on any unpaid amounts at LIBOR plus 500 basis points until they are paid.

In the event that the Company and an exchanging LLC Unit holder are unable to resolve a disagreement with respect to the tax receivable agreement, the Company is required to appoint either an expert in the relevant field or an arbitrator to make a determination, depending on the matter in dispute.

In certain cases, payments under the tax receivable agreement to the existing owners may be accelerated and/or significantly exceed the actual benefits realized in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, Truett-Hurst, Inc. elects an early termination of the tax receivable agreement, Truett-Hurst, Inc’s (or its successor's) obligations with respect to exchanged or acquired LLC Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that the corporate taxpayer would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) the Company could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits realized in respect of the tax attributes subject to the tax receivable agreement and (ii) if the Company elects to terminate the tax receivable agreement early, the Company would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, and this upfront payment may be made years in advance of the actual realization of such future benefits. Upon a subsequent actual exchange, any additional increase in tax deductions, tax basis and other benefits in excess of the amounts assumed at the change in control will also result in payments under the tax receivable agreement. In these situations, the Company’s obligations under the tax receivable agreement could have a substantial negative impact on its liquidity. There can be no assurance that the Company will be able to finance its obligations under the tax receivable agreement.

Payments under the tax receivable agreement are based on the tax reporting positions that the Company determines. Although the Company is not aware of any issue that would cause the IRS to challenge a tax basis increase, Truett-Hurst, Inc. will not be reimbursed for any payments previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the benefits that Truett-Hurst, Inc. actually realizes in respect of (i) the increases in tax basis resulting from exchanges of LLC Units and (ii) certain other tax benefits related to entering in to the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Risks Related to the Company’s Class A Common Stock

The Company’s failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a delisting of the Class A common stock.

If the Company fails to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the requirement that it maintain a share price of at least $1.00 per share, NASDAQ may take steps to de-list the Class A common stock. Such a delisting would likely have a negative effect on the price of the Class A common stock and would impair your ability to sell or purchase the Company’s Class A common stock when you wish to do so. In the event of a delisting, the Company would expect to seek to take actions to restore compliance with NASDAQ’s listing requirements, but the Company can provide no assurance that any such action taken would allow the Class A common stock to become listed again, stabilize the market price or improve the liquidity of the Class A common stock or prevent the Class A common stock from dropping below the NASDAQ minimum bid price requirement in the future.

The Company does not intend to pay any cash dividends in the foreseeable future.

The Company does not expect to pay any dividends in the foreseeable future. Payments of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including the business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on the Company’s ability to pay dividends. As a result, capital appreciation in the price of the Class A common stock, if any, may be the only source of gain on an investment in the Class A common stock.

Even if the Company decides in the future to pay any dividends, Truett-Hurst, Inc. is a holding company with no independent operations of its own except its controlling member equity interest in the LLC. As a result, Truett-Hurst, Inc. depends on LLC and its affiliates for cash to pay its obligations and make dividend payments. Deterioration in the financial condition, earnings or cash flow of LLC and its affiliates for any reason could limit or impair its ability to pay cash distributions or other distributions to us. In addition, the Company’s ability to pay dividends in the future is dependent upon receipt of cash from LLC and its affiliates. LLC and its affiliates may be restricted from sending cash to the Company by, among other things, law or provisions of the documents governing the Company’s existing or future indebtedness.

If securities or industry analysts stop publishing research or reports about the Company’s business, or if they downgrade their recommendations regarding the Company’s Class A common stock, the stock price and trading volume could decline.

The trading market for the Company’s Class A common stock is influenced by the research and reports that industry or securities analysts publish about the Company or its business. The Company has limited research coverage for its stock and it is difficult to attract research coverage for small-cap companies like ours. If any of the analysts who cover the Company downgrades the Company’s Class A common stock or publishes inaccurate or unfavorable research about the Company’s business, its Class A common stock price may decline. If analysts cease coverage of the Company or fail to regularly publish reports on the Company, the Company could lose visibility in the financial markets, which in turn could cause the Class A common stock price or trading volume to decline and the Class A common stock to be less liquid.

The market price and trading volume of the Company’s common stock may be volatile and may be affected by market conditions beyond the Company’s control.

The trading price of shares of the common stock may fluctuate substantially. The trading price for many micro-cap and small-cap stocks tends to be volatile. As a result, the prevailing trading price of the shares of the Company’s common stock lower than prices paid by investors, depending on many factors, some of which are beyond the Company’s control and may not be related to operating performance. These fluctuations could cause investors to lose part or all of their investment in shares of the Company’s common stock. In addition, operating results could be below the expectations of the public market analysts and investors due to a number of potential factors, including variations in quarterly operating results, departures of key management personnel, failure to meet analysts' earnings estimates, publication of research reports about the industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting the Company’s business, adverse market reaction to any indebtedness the Company may incur or securities the Company may issue in the future, and other factors. You may be unable to resell your shares of Class A common stock at or above the price you originally paid. In addition as a result of the Company’s market capitalization, among other factors, there is limited liquidity in the market for the Company’s common stock. As a result, even if you choose to sell your shares of Class A common stock, you may find it difficult to do so.

In past years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against the Company, could result in substantial costs and a diversion of its management's attention and resources.

You may be diluted by the future issuance of additional Class A common stock in connection with the Company’s incentive plans, acquisitions or otherwise.

As of June 30, 2016, the Company had an aggregate of 11.0 million shares of Class A common stock authorized but unissued, including approximately 2.8 million shares of Class A common stock issuable upon exchange of outstanding LLC Units and 0.1 million shares reserved for issuance under its 2012 Incentive Plan. See Part II, Item 8, Note 10, “Stock-based Compensation” to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The certificate of incorporation authorizes the Company to issue these shares of Class A common stock and restricted stock rights relating to Class A common stock for the consideration and on the terms and conditions established by the board of directors in its sole discretion. Any Class A common stock that is issued, including under the 2012 Incentive Plan or other equity incentive plans that the Company may adopt in the future, would dilute the percentage ownership held by then existing holders of Class A common stock.

The Company incurs increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect results of operations, financial condition, business and prospects.

As a public company, the Company incurs significant legal, accounting and other expenses that it did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. In addition, the management team will also have to adapt to the requirements of being a public company. The Company expects compliance with these rules and regulations will substantially increase its legal and financial compliance costs and will make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease the Company’s net income or increase its net loss, and may require the Company to reduce costs in other areas of its business or increase the prices of its products or services. Additionally, if these requirements divert management’s attention from other business concerns, they could have a material adverse effect on the Company’s results of operations, financial condition, business and prospects.

However, for as long as the Company remains an “emerging growth company” as defined in the JOBS Act, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. The Company may take advantage of these reporting exemptions until it is no longer an “emerging growth company.”

The Company will not be required to comply with certain provisions of the Sarbanes-Oxley Act for as long as it remains an “emerging growth company.”

For as long as the Company remains an emerging growth company, it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. The Company may take advantage of these reporting exemptions until it is no longer an emerging growth company. The Company will remain an emerging growth company for up to five years unless it no longer qualifies for such status prior to that time. After the Company is no longer an emerging growth company, it expects to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies.

Reduced disclosure requirements applicable to emerging growth companies may make the Company’s common stock less attractive to investors.

As an “emerging growth company,” the Company takes advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. The Company cannot predict if investors will find its common stock less attractive as it relies on these exemptions. If some investors find the common stock less attractive as a result, there may be a less active trading market for the Company’s common stock and its stock price may be more volatile.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns a 25-acre facility located at 5610 Dry Creek Road, Healdsburg, California, of which approximately 15 acres is used for growing grapes.  The remainder of the facility is used for a tasting room, retail sales space, and office space for support staff.  Although there is the infrastructure, such as electricity and access to water, necessary to operate a winery at this facility, the Company has not made the requisite capital expenditures for grape-crushing equipment.  The Company believes that the facility can be used to expand its wine-making operations in the future.

The Company leases a winery located at 4035 Westside Road, Healdsburg, California which is approximately three acres.  The term of the lease is five years commencing on March 1, 2011 and ending on February 29, 2016, with a tenant option to extend for an additional five-year period. On July 27, 2015, the Company exercised its option to extend the lease term through February 29, 2021. On July 28, 2016, the Property was sold to a third-party buyer. In connection with the sale, the Company, through the LLC, entered into a settlement agreement (the “Agreement”) with the Hambrecht Wine Group and the court-appointed receiver of the Property. Under the Agreement, LLC, in exchange for payment of $955 thousand to HDD, quitclaimed certain rights and amended its lease such that it will vacate the tasting room portion of the property no later than December 31, 2016, and the balance of the space no later than May 31, 2017.

The Company leases approximately 2,500 square feet for administrative offices at 125 Foss Creek Circle, Healdsburg, California. The lease commenced on October 15, 2013 and ends on October 31, 2016, and contains three one-year renewal options with adjustment to market rents.   During June 2016, the Company renewed the lease for an additional three years. The renewed lease term is November 1, 2016 through October 31, 2019.

The Company considers these facilities to be suitable and adequate for the management and operation of its business. For additional information related to leases, see Part II, Item 8, Note 8, “Commitments and Contingencies.”

Item 3. Legal Proceedings

The Company may be subject to various litigation matters arising in the ordinary course of business from time to time.  Other than the matters discussed below, the Company is not aware of any current pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its consolidated financial position, results of operations, or cash flows.

On January 29, 2016, Mendocino Wine Group (“MWG”) filed a complaint against Phil Hurst (“Hurst”) and H.D.D., LLC (“LLC”). The complaint alleges that, prior to January 2012, Hurst and LLC aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Dolan's contract with Thornhill Management Company (the manager of MWG), and aided and abetted Dolan's interference with MWG’s economic advantage. LLC denies the claims, denies all wrongdoing, and denies that they caused any harm to MWG. A trial date has been set for January 27, 2017.

On October 21, 2015, LLC, received a letter from Hambrecht Wine Group, L.P. (the “Lessor”), the lessor of LLC’s winery and tasting room facility at 4035 Westside Road, Healdsburg, California (the “Property”), under a lease dated February 8, 2011, purporting to terminate the Lease effective as of that date, and rejecting LLC’s prior exercise of its election to extend for five years the original term of the Lease (which expired February 29, 2016). On November 9, 2015, the Company filed a motion for declaratory and injunctive relief in the Superior Court of California, Sonoma County. On July 28, 2016, the Property was sold to a third-party buyer. In connection with the sale, the Company, through the LLC, entered into a settlement agreement (the “Agreement”) among the Lessor and Mr. Kevin Singer, in his capacity as the court-appointed receiver of the Property. Under the Agreement, LLC, in exchange for payment of $955 thousand to LLC, quitclaimed certain rights and amended its lease such that it will vacate the tasting room portion of the property no later than December 31, 2016, and the balance of the space no later than May 31, 2017. LLC also agreed to dismiss its pending claims against the Owner. See Part II, Item 8, Note 14 – “Subsequent Events.”

Indemnification Obligations

The Company’s certificate of incorporation and bylaws provide that the Company shall indemnify directors and executive officers and shall indemnify other officers and employees and other agents to the fullest extent permitted by law. The Company believes that indemnification under the bylaws covers at least negligence and gross negligence on the part of indemnified parties. The Company’s bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether the bylaws would permit indemnification.

The Company believes that these provisions are necessary to attract and retain qualified persons as directors and executive officers. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the company pursuant to the foregoing provisions, the opinion of the SEC is that such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

In addition, the Company maintains standard policies of insurance under which coverage is provided to its directors and officers against loss arising from claims made by reason of breach of duty or other wrongful act, and to the Company with respect to payments which may be made by it to such directors and officers pursuant to the above indemnification provisions or otherwise as a matter of law. The Company maintains a Directors and Officers liability insurance policy which enables it to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of those policies. In addition, the Company makes available standard life insurance and accidental death and disability insurance policies to its employees.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s Class A common stock is traded on The NASDAQ Capital Market under the symbol “THST.” As of September 30, 2016, the record date for the Company’s 2016 annual meeting, there were approximately 21 holders of record of Class A common stock and 7 holders of record of Class B common stock. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for the Class A common stock, as reported on The NASDAQ Capital Market:

Fiscal 2014	Low Price	High Price
Quarter ended 9/30/14	$4.10	$6.00
Quarter ended 12/31/2014	$3.72	$5.74
Quarter ended 3/31/2015	$2.05	$4.28
Quarter ended 6/30/2015	$2.21	$3.28

Fiscal 2015	Low Price	High Price
Quarter ended 9/30/15	$.91	$2.84
Quarter ended 12/31/2015	$.20	$4.50
Quarter ended 3/31/2016	$.92	$1.93
Quarter ended 6/30/2016	$1.20	$1.71

As of September 15, 2016, the last reported sale price on The NASDAQ Capital Market for the Company’s common shares was $1.95 per share. The Company’s Class B common stock is not publicly traded.

Dividend Policy

The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings for use in the expansion and operation of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of the board of directors, subject to applicable law and will depend on the Company’s financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant.

The Company is a holding company and has no material assets other than its controlling member equity interest in the LLC. The Company intends to cause the LLC to make distributions in an amount sufficient to cover cash dividends, if any, declared by the Company. If the LLC makes such distributions to the Company, the other holders of LLC Units will be entitled to receive equivalent distributions.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions as described under the “Forward-Looking Statements” section that appears earlier in this Annual Report on Form 10-K. Actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Unless the context suggests otherwise, references in this report to “Truett-Hurst,” the “Company,” “we,” “us” and “our” refer (1) prior to the June 2013 initial public offering (“IPO”) of Truett-Hurst Inc. and related transactions, to the LLC and (2) after our IPO and related transactions, to Truett-Hurst Inc.

Overview

The Company produces and sells premium, super-premium, and ultra-premium wines. The wine made generally comes from grapes purchased from California-based growers. In addition, the Company purchases semi-finished bulk wine under contract and opportunistically on the spot market. On a more limited basis, the Company also purchases finished goods from both foreign and domestic producers. The Company is headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. The Company owns its tasting room and winery in the Dry Creek Valley and leases the tasting room and winery located in the Russian River Valley. The wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Petite Sirah, Merlot, and Cabernet Sauvignon and are sold across a number of price points via two distinct distribution channels: three-tier and direct to consumer. The business model is a combination of direct to consumer sales, traditional three-tier brand sales and retail exclusive brand sales. The Company owns, designs and develops its brands, including those developed and sold on a retailer exclusive basis. The brands are differentiated and marketed through innovative packaging and label designs.

Wines in the three-tier channel are sold to distributors with programs available to the broad market or to specific retailers on an exclusive basis. The traditional three-tier distribution business consists of sales of VML, Healdsburg Ranches, Colby Red and Bradford Mountain branded wines. Through the retail exclusive brand model, the Company works with retail partners to develop innovative brands which resonate with their customers and are intended to increase store traffic and expand exclusive brand sales. The retail exclusive model allows the Company to own the brands it creates, which the Company believes differentiates it from the traditional private label model, and allows it the option of expanding the brands into national and international markets, thereby increasing sales and building the brand equity.  The direct to consumer channel consists of sales of products produced by the Company through its tasting rooms, wine clubs and its winery websites.

Formation Transactions

On June 19, 2013, the limited liability company agreement of the LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by the Company’s then-existing owners with a single new class of units that are referred to as “LLC Units.” The Company and the Company’s then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their LLC Units for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

In connection with the IPO, one share of Class B common stock was distributed to each existing holder of LLC Units each of which provides its owner with no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to the Company’s shareholders for each LLC Unit held by such holder. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to the Company’s shareholders for their vote or approval, except as otherwise required by applicable law.

At June 30, 2016, there were 2.8 million LLC Units held by parties other than THI which upon exercise of the right to exchange would exchange for Class A common stock on a one-for-one basis. At June 30, 2016, the Company’s Founders and Affiliates control 43% of the voting power of the outstanding Class A common stock and the outstanding Class B common stock. Prior to conversion of their LLC Units, each holder of LLC Units holds a single share of the Class B common stock. Accordingly, the Founders and Affiliates have significant influence on the election of the members of the board of directors, and thereby of the management and affairs.

Exchange and Tax Receivable Agreement

The Company has an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers. Under the exchange agreement, each LLC member (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at the Company’s election. As a holder exchanges their LLC Units, the Company’s interest in the LLC will be correspondingly increased. Through June 30, 2016, certain LLC members have exchanged 1.3 million LLC units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement.

In connection with the exchange agreement, the Company also has tax receivable agreement (“TRA”) with the LLC members. The agreement provides for the payment from time to time, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) increases in tax basis resulting from the exchange of LLC Units and (ii) certain other tax benefits related to the Company entering into the agreement, including tax benefits attributable to payments under the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC. For purposes of the agreement, the benefit deemed realized by the corporate taxpayer will be computed by comparing the actual income tax liability of the corporate taxpayer (calculated with certain assumptions) to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the exchanges, and had the corporate taxpayer not entered into the agreement. The term of the agreement will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the agreement for an amount based on the agreed payments remaining to be made under the agreement or the corporate taxpayer breaches any of its material obligations under the agreement in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the agreement.

LLC has made an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of LLC Units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of LLC at the time of an exchange of LLC Units. As a result of these exchanges, Truett-Hurst Inc. will become entitled to a proportionate share of the existing tax basis of the assets of LLC. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that Truett-Hurst, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

RESULTS OF OPERATIONS

Factors Affecting Operating Results

Net sales are affected by advertising, discounts and promotions, merchandising, packaging and in the wholesale segment, the availability of display space at retailers, all of which have a significant impact on consumers’ buying decisions. Continued growth of net sales and profits will depend, substantially, on the continued popularity of new and existing brands, the ability to effectively manage the sales channels, and the ability to maintain sufficient product supply to meet expected growth in demand.

  Cost of sales for the wholesale and direct to consumer segments includes wine-related inputs, such as grapes and semi-finished bulk wine, bottling materials, such as bottles, capsules, corks and labeling materials, labor and overhead expenses, including inbound and outbound freight, storage and barrel depreciation.

Comparison of the Fiscal Year 2015 and 2016

The following table compares the financial results by reporting segment:

	Fiscal Years Ended June 30,
	(in thousands, except percentages)
	Wholesale		Direct to Consumer		Total
	2016	2015	2016	2015	2016	2015
Net Sales	$20,011	$16,803	$5,772	$4,839	$25,783	$21,642
Cost of Sales	15,450	13,424	2,046	1,768	17,496	15,192
Gross Profit	$4,561	$3,379	$3,726	$3,071	$8,287	$6,450
Gross Profit %	22.8%	20.1%	64.6%	63.5%	32.1%	29.8%

For the fiscal year ended June 30, 2016, net sales increased $4.1 million (19.1%) and consolidated gross profit margin increased from 29.8% to 32.1%.

Wholesale net sales increased 19.1% for the fiscal year ended June 30, 2016. The increase for the twelve months was due to organic growth of certain brands as well as adding new retail exclusive products with certain customers. The prior fiscal year net sales were impacted by the Paperboy loss contingency accrual of $0.6 million.

Direct to consumer net sales increased 19.3% for the fiscal year ended June 30, 2016. The increase in direct to consumer net sales was primarily due to continued efforts to grow the channel through wine club and tasting room sales, as well as special offers presented via email to wine club members and others.

International sales were $0.9 million and $1.3 million for the fiscal years ended June 30, 2016 and June 30, 2015, respectively.

Sales discounts and depletion allowances are recorded as a reduction of sales at the time of sale. For the fiscal years ended June 30, 2016 and June 30, 2015, sales discounts and depletion allowances totaled $4.7 million and $4.1 million, respectively.

During FY15, gross profit dollars were reduced by $1.2 million due to inventory reserves related to Paperboy and CA Winecraft. FY16 gross profit includes an inventory reserve of $0.2 million for CA Winecraft. In addition, during FY16, the Company experienced increased costs on a number of products which reduced gross profit compared to FY15.  The Company plans to adjust costs or increase pricing to the extent it is able in order to improve gross profit margins.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, advertising and other costs for marketing and promoting the Company’s products. Advertising costs are expensed as incurred and were $0.4 million and $0.2 million for the fiscal years ended June 30, 2016 and June 30, 2015, respectively.

Sales and marketing expenses consist of the following:

	Fiscal Year Ended June 30,
	In thousands, except percentages
	2016	2015	Increase (Decrease)	% Change
Sales and marketing	$5,286	$4,991	$295	5.9%

Percentage of net sales	20.5%	23.1%	-2.6%

While the absolute dollars spent on sales and marketing expenses increased 5.9% for the fiscal year ended June 30, 2016 compared to fiscal year ended June 30, 2015, the expense measured as a percentage of net sales decreased from 23.1% to 20.5%. The dollar increase for the fiscal year is due to increases in wages including commissions, advertising, distributor incentives and point of sale expenses.

The amounts billed to customers for shipping and handling are recorded as sales and reported as the costs are incurred for shipping and handling as a sales and marketing expense. For the fiscal years ended June 30, 2016 and June 30, 2015 shipping costs were $0.9 million and $1.0 million, respectively.

General and Administrative

General and administrative expenses include the costs associated with personnel, professional fees, insurance and other expenses related to administrative and compliance functions. General and administrative expenses consist of the following:

	Fiscal Year Ended June 30,
	In thousands except percentages
	2016	2015	Increase (Decrease)	% Change
General and administrative	$3,062	$3,222	$(160)	-5.0%

Percentage of net sales	11.9%	14.9%	-3.0%

General and administrative expense for the fiscal year ended June 30, 2016 decreased compared to the same period in FY15 both in terms of absolute dollars and measured as a percentage of net sales. The decrease was largely due to decreases in personnel related costs, legal expenses and outside services.

Interest Expense

Interest and loan fee amortization was $0.3 million for both fiscal years ended June 30, 2015 and June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary sources of available cash are from operations, bank borrowings and equity offerings. The primary cash needs are to fund working capital requirements (primarily inventory), capital expenditures for barrels and other equipment to facilitate production, repay indebtedness (interest and principal payments) and operating expenses. The Company is able to borrow against working capital assets (accounts receivable and inventory) via an asset based bank loan.

	June 30, 2016	June 30, 2015	Increase (Decrease)	% Change
	(in thousands, except percentages)
Working capital	$12,966	$13,014	$(48)	-.4%
Cash and cash equivalents	$4,043	$1,578	$2,465	156.2%

The lines of credit, which were refinanced on July 29, 2016, include (a) a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the LIBOR, (b) a capital equipment line of credit with a maximum commitment of $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows us to enter into any spot or forward transaction to purchase from or sell to the bank a foreign currency. The Company did not use the foreign exchange facility during the fiscal year ended June 30, 2016. These lines of credit mature on July 31, 2017.

The outstanding balances on the lines of credit are:

	June 30, 2016	June 30, 2015
	(in thousands)
Lines of Credit
Revolving line of credit	$9,924	$8,534
Equipment line of credit	386	500
Total lines of credit	$10,311	$9,034

The bank borrowings are collateralized by substantially all of the Company’s assets and are supported by guaranties from certain of the LLC members with significant ownership positions. Availability on the revolving line of credit is subject to a monthly borrowing base and compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), and a debt to effective tangible net worth ratio (measured quarterly). When the lines of credit were renewed on July 29, 2016, the previous minimum EBITDA covenant was replaced with a debt service coverage ratio (measured quarterly on a trailing twelve-month basis). The Company was in compliance in all material aspects of the covenants at June 30, 2016.

The Company believes that its cash position, net cash provided by operating activities in coming periods, and the current lines of credit will be adequate to finance working capital and operations needs for at least the next twelve months. The Company may, however, require additional liquidity as it continues to execute its business strategy. The Company anticipates that to the extent that it requires additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity, although no assurance can be given that such forms of capital will be available at all, or if available, on terms acceptable to the Company.

Cash Flows

	Fiscal Year Ended
	(in thousands)
	2016	2015	Increase (Decrease)
Net cash provided by (used in) operating activities	$1,725	$(2,799)	$4,524
Net cash used in investing activities	$(561)	$(999)	$438
Net cash provided by financing activities	$1,301	$16	$1,285

Operating Activities

For the fiscal year ended June 30, 2016, net cash provided by operating activities was $1.7 million which was an increase of $4.5 million versus the prior year when operating activities used $(2.8) million. The significant changes in cash flows provided by operating activities are attributable to improved financial performance and a net improvement in working capital investment with decreased inventories and accounts receivable offset by lower accounts payable and accrued expenses.

Investing Activities

The Company used $0.4 million less cash in investing activities in FY16 compared to FY15. In FY16, the Company purchased fewer barrels and did not purchase any intellectual property as it had in FY15 with the purchase of the Stonegate trademark.

Financing Activities

Financing activities, which consisted entirely of net new borrowings from bank financing, provided $1.3 million for the fiscal year ended June 30, 2016.

Contractual Obligations and Commitments

Financing Agreements

Borrowings

The Company’s indebtedness is comprised primarily of bank loans including lines of credit and long term debt.

Lines of Credit

On July 29, 2016, the Company completed the refinancing process of the lines of credit. Below is a description of the lines of credit as of June 30, 2016 as well as those put in place as of July 29, 2016.

•	Line of Credit Note - As of June 30, 2016, the Company had a $10 million revolving line of credit with an outstanding balance of $9.9 million and a maturity date of July 31, 2016. The outstanding balance accrued interest at an annual interest rate of 2.25% above LIBOR. On July 29, 2016, the line of credit was renewed with the maturity date extended to July 31, 2017. Pricing on the loan was unchanged.

•	Equipment Purchase Line of Credit Note - As of June 30, 2016, the Company had a $0.5 million equipment purchase line of credit note with a balance of $0.4 million and a maturity date of July 31, 2016. The outstanding balance accrued interest at a rate of 2.25% above the floating One-Month LIBOR Rate. This Equipment Purchase Line of Credit matured July 1, 2016 and converted to a term loan with a 48-month amortization schedule. On July 29, 2016, the Company received a new Equipment Purchase Line of Credit Note in the amount of $0.5 million that matures on July 31, 2017. Pricing on the loan was unchanged.

•	Foreign Exchange Note - As of June 30, 2016, the Company had a foreign exchange note in the principal amount of $0.1 million from the bank due on or before July 31, 2016 that carried a 15% credit percentage and permitted us to enter into any spot or forward transaction to purchase from or sell to the bank a foreign currency of an agreed amount. There was no balance outstanding on the Foreign Exchange Note. On July 29, 2016, the maturity date of the Foreign Exchange Note was extended to July 31, 2017. Pricing on the loan was unchanged.

Long Term Debt

Long term debt consists of various notes payable to a bank secured by specific property and/or equipment. The total outstanding principal balance on all the notes as of June 30, 2016 was $3.7 million. The interest rates and maturity dates of the notes are described in Part II, Item 8, Note 6 - “Borrowings.”

Covenants

The bank borrowings contain usual and customary covenants, including, among others, limitations on incurrence of senior indebtedness, the making of loans and advances, investments, acquisitions, and capital expenditures, the incurrence of liens, and the consummation of mergers and asset sales. The loan maintains the minimum current assets to current liabilities ratio covenant (measured quarterly) and the maximum debt to effective tangible net worth ratio covenant (measured quarterly). As of July 29, 2016, the previous minimum EBITDA covenant was replaced with a minimum debt service coverage ratio (measured quarterly on a trailing twelve-month basis).

Security Agreements and Limited Guaranties

The bank borrowings are collateralized by substantially all of the Company’s assets. Additionally, certain LLC members who are also executive officers and/or directors of the Company, as well as certain trusts and other entities under their control (together the “Guarantors”), have entered into limited guarantee agreements which guarantee the payment to the bank of all sums presently due and owning and all sums which shall in the future become due and owning. The liability of the individual Guarantors ranges from 23% to 61% of the sum of all obligations due plus the costs, expenses and interest associated with the collection of amounts recoverable under the guarantee.

Concentration of Credit Risk and Off-Balance Sheet Arrangements

The Company’s cash is held in highly rated credit institutions. Although the Company tries to limit the amount of credit exposure with any one financial institution, the Company does in the normal course of business maintain cash balances in excess of federally insured limits.

Accounts receivable consists primarily of trade receivables from customers. The Company reviews accounts receivable regularly and makes estimates for an allowance when there is doubt as to the collectability of individual balances. The accounts receivable credit risk is not concentrated within any one geographic area. The Company has national distribution agreements with multi-state distributors and these distributors make up a significant amount of the accounts receivable; however, the Company believes the accounts receivable credit risk is limited. The Company has not experienced any material charge offs.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet risks related to foreign exchange contracts, option contracts or other foreign hedging arrangements.

The Company leases a winery, tasting room facility, office space and certain office equipment. It enters into short and long-term contracts to supply a portion of future grape and bulk wine inventory requirements. The following table presents future minimum grape and bulk wine inventory purchase commitments as of June 30, 2016:

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2017	$2,680	$56	$2,736
2018	520	57	577
2019	310	-	310
Thereafter	-	-	-
Total	$3,510	$113	$3,623

At June 30, 2016, total future purchase commitments for finished goods total approximately $3.3 million and are expected to be fulfilled during fiscal 2017 and 2018.

Production & Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2016 harvest. The current bottling contract requires a minimum of 200,000 cases at $2.40 per case to be bottled in a one year period. During FY16, the Company transferred approximately 54% of its bulk wine inventory to a storage location owned by a related party. The terms of the storage agreement are on the same basis as similar non-related party agreements.

Leases

In February 2011, the Company entered into a lease agreement for a tasting room and winery.  The lease was for five years, commencing on March 1, 2011 and ending on February 29, 2016, and contained one option to extend for an additional period of five years.  On July 27, 2015, the Company exercised the option to extend the lease of the property through February 29, 2021. Subsequent to June 30, 2016, the Company modified the lease agreement as described in more detail in Part II, Item 8, Note – 8 “Commitments and Contingencies”. The future lease commitments as presented below give effect to the modified lease terms.

In October 2013, the Company entered into a lease agreement for administrative office space. The lease commenced on October 15, 2013 and ends on October 31, 2016, and contains three one-year renewal options with adjustment to market rents. On June 30, 2016, the Company extended this lease for an additional three years. The future lease commitments as presented below include amounts for the lease extension.

Rent payments for these facilities were $0.3 million for the fiscal years ended June 30, 2016 and June 30, 2015.

Future lease commitments are:

Years ending June 30,
(in thousands)
2017	$249
2018	52
2019	58
2020	20
2021	-
Thereafter	-
Total future rent payments	$379

Future lease commitments include rent payments for the tasting room and winery adjusted for the modified terms of the lease as discussed above.

Effects of Inflation and Changing Prices

The results of operations and financial condition have not been materially affected by inflation and changing prices; however, as agricultural commodities grape and bulk wine prices experience certain levels of variability. The Company intends to pass along rising costs through increased selling prices, subject to normal competitive conditions. There can be no assurances, however, that the Company will be able to pass along rising costs through increased selling prices effectively. In addition, the Company continues to identify on-going cost savings initiatives.

Critical Accounting Policies and Estimates

The Company prepares the consolidated financial statements in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities. Estimates are based on historical experience and on various other assumptions that management believes are reasonable under the given circumstances. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness and prospectively applies appropriate adjustments, if any, to these estimates.

Please see Note 2 of Part II, Item 8 of this Annual Report on Form 10-K for the summary of significant accounting policies.

Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-09: Improvements to Employee Share-Based Payment Accounting which amends ASU 718, Compensation – Stock Compensation. The update sets forth an initiative to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendment is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact of this ASU.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are set forth in Item 15 of this annual report and are incorporated herein by reference.

F- 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Truett-Hurst, Inc.

We have audited the accompanying consolidated balance sheets of Truett-Hurst, Inc. and subsidiary (“the Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended June 30, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Truett-Hurst, Inc. and subsidiary as of June 30, 2016 and 2015 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

Santa Rosa, California

September 28, 2016

F- 2

TRUETT-HURST, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2016	June 30, 2015

Assets
Current assets:
Cash and cash equivalents	$4,043	$1,578
Accounts receivable	2,678	2,783
Inventories, net	19,918	22,080
Bulk wine deposits	271	345
Assets held for sale	-	173
Other current assets	125	311
Total current assets	27,035	27,270

Property and equipment, net	5,583	5,743
Intangible assets, net	496	482
Other assets, net	391	408
Total assets	$33,505	$33,903

Liabilities and Equity
Current liabilities:
Lines of credit	$10,311	$9,034
Accounts payable	1,351	2,889
Accrued expenses	795	643
Depletion allowance	610	524
Accrual for sales returns	528	524
Due to related parties	-	134
Liabilities held for sale	-	140
Current maturities of long term debt	475	368
Total current liabilities	14,070	14,256

Deferred rent liability	25	26
Long term debt, net of current maturities	3,189	3,272
Total liabilities	17,284	17,554

Commitments and contingencies (Note 8)
Equity:
Shareholders’ equity:
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized, none issued and outstanding at June 30, 2016 and June 30, 2015	-	-
Class A common stock, par value of $0.001 per share, 15,000,000 authorized, 4,306,609 issued and outstanding at June 30, 2016 and 4,010,120 issued and outstanding at June 30, 2015	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized, 7 and 8 issued and outstanding at June 30, 2016 and June 30, 2015, respectively	-	-
Additional paid-in capital	15,794	14,618
Accumulated deficit	(5,600)	(5,356)
Total Truett-Hurst, Inc. equity	10,198	9,266
Noncontrolling interest	6,023	7,083
Total equity	16,221	16,349
Total liabilities and equity	$33,505	$33,903

See accompanying notes to consolidated financial statements.

F- 3

TRUETT-HURST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Fiscal Year Ended June 30,
	2016	2015
Sales	$26,517	$22,396
Less excise tax	(734)	(754)
Net sales	25,783	21,642

Cost of sales	17,496	15,192

Gross profit	8,287	6,450

Operating expenses:
Sales and marketing	5,286	4,991
General and administrative	3,062	3,222
Impairment of other assets	-	112
Loss on disposal of assets	17	12
Total operating expenses	8,365	8,337
Net loss from operations	(78)	(1,887)
Other expense:
Interest expense, net	(317)	(286)
Other expense	(151)	(111)
Total other expense	(468)	(397)
Net loss before income taxes	(546)	(2,284)
Income tax expense	(2)	(2)
Net loss from continuing operations	(548)	(2,286)
Income (loss) from discontinued operations, net of tax	45	(162)
Net loss attributable to Truett-Hurst, Inc. and H.D.D. LLC	(503)	(2,448)
Net loss attributable to noncontrolling interest: H.D.D. LLC	(259)	(1,087)
Net loss attributable to Truett-Hurst, Inc.	$(244)	$(1,361)

Net loss per share:
Basic and diluted per share	$(0.06)	$(0.35)

Weighted average shares used in computing net loss per share:
Basic and diluted weighted average shares	4,155,151	3,862,214

See accompanying notes to consolidated financial statements.

F- 4

TRUETT-HURST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Class A Shares	Amount	Class B Shares	Amount	Add’l Paid- in Capital	Accumulated Deficit	Non controlling Interest	Total Shareholders’ Equity
Balance at July 1, 2014	3,750,472	$4	9	$-	$14,057	$(3,995)	$8,170	$18,236

Vesting of Class A restricted stock	86,802	-	-	-	-	-	-	-
Conversion of LLC Units for Class A common stock	172,846	-	(1)	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	561	-	-	561
Net loss	-	-	-	-	-	(1,361)	(1,087)	(2,448)
Balance at June 30, 2015	4,010,120	$4	8	$-	$14,618	$(5,356)	$7,083	$16,349
Vesting of Class A restricted stock	140,277	-		-	-	-	-	-
Conversion of LLC Units for Class A common stock	156,212	-	(1)	-	801	-	(801)	-
Stock-based compensation expense	-	-	-	-	375	-	-	375
Net loss	-	-	-	-	-	(244)	(259)	(503)
Balance at June 30, 2016	4,306,609	$4	7	$-	$15,794	$(5,600)	$6,023	$16,221

See accompanying notes to consolidated financial statements.

F- 5

TRUETT-HURST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(503)	$(2,448)
(Income) loss from discontinued operations, net of tax	(45)	162
Net loss from continuing operations	(548)	(2,286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	707	583
Stock-based compensation	375	561
Reserve for obsolesce of inventories	-	623
Impairment of other assets	-	112
Deferred rent	(1)	(22)
Loss on fair value of interest rate swap	143	46
Loss on disposal of assets	17	12

Changes in operating assets and liabilities, net
Accounts receivable	105	510
Inventories	2,162	(5,570)
Bulk wine deposits	74	1,079
Other current assets	166	(201)
Accounts payable	(1,538)	377
Accrued expenses	29	263
Depletion allowance	86	496
Accrual for sales returns	4	524
Due to related parties	(134)	11
Net cash provided by net operating assets and liabilities of discontinued operations	78	83
Net cash provided by (used in) operating activities	1,725	(2,799)

Cash flows from investing activities:
Acquisition of property and equipment	(428)	(681)
Acquisition of intangible and other assets	(137)	(321)
Proceeds from sale of assets	4	3
Net cash used in investing activities	(561)	(999)

Cash flows from financing activities:
Net proceeds from line of credit	1,277	349
Proceeds from long term debt	500	-
Payments on long term debt	(476)	(333)
Net cash provided by financing activities	1,301	16

Net change in cash and cash equivalents	2,465	(3,782)
Cash and cash equivalents at beginning of year	1,578	5,360
Cash and cash equivalents at end of year	$4,043	$1,578

Supplemental disclosure of cash flow information:
Cash paid for interest	$324	$258
Cash paid for income taxes	$1	$2

See accompanying notes to consolidated financial statements.

F- 6

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 1 - Business

Business

Truett-Hurst, Inc. (“Truett-Hurst”, the “Company”, or “THI”) is a holding company formed in Delaware and its sole asset is a controlling interest in H.D.D. LLC (“LLC”). The audited consolidated financial statements as of and for the years ended June 30, 2016 and June 30, 2015 include the results of Truett-Hurst, Inc. and its subsidiary, the LLC. Truett-Hurst consolidates the financial results of the LLC and records a noncontrolling interest for the economic interest in the LLC that is not attributable to Truett-Hurst, Inc.

The Company operates and controls all of the business and affairs and consolidates the financial results of the LLC. In addition, pursuant to the limited liability company agreement of the LLC, the Company has the right to determine when distributions will be made to the members of the LLC and the amount of distributions. If a distribution is authorized, such distribution will be made to the members of the LLC pro rata in accordance with the percentages of their respective limited liability company interests.

Quantities or results referred to as “to date” or “as of this date” mean as of or to June 30, 2016, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year. For example, “FY16” and “fiscal year 2016” each refer to the fiscal year ended June 30, 2016. This Annual Report on Form 10-K references certain trademarks and registered trademarks of products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of its respective owners.

Capital Structure

The Company has two classes of stock with shares outstanding: Class A common stock and Class B common stock. As of June 30, 2016, there were 4,306,609 shares of Class A common stock and 7 shares of Class B common stock outstanding. One share of Class B common stock is issued to each holder of LLC units which, on matters presented for shareholder vote, provides its owner one vote for each LLC unit held. The 7 shares of Class B common stock were associated with 2.8 million LLC units (the entire amount of LLC units held by parties other than THI) and represents 42% of the voting power of the combined outstanding Class A and Class B common stock.

The Company maintains an exchange agreement with holders of LLC units, several of whom are directors and/or officers, under which each LLC member may exchange their LLC units for shares of Class A common stock on a one-to-one basis. Through ownership of Class A and Class B common stock, individuals who are officers and/or directors of the Company control 43% of the voting power of the combined outstanding Class A and Class B common stock.

Tax Receivable Agreement

Prior to the completion of the IPO, the Company entered into a tax receivable agreement with the LLC members. The agreement provides for the payment from time to time, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of the exchange of LLC Units (current and future) and certain other tax benefits related to the Company entering into the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC.

NOTE 2 - Critical Accounting Policies and Estimates

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company prospectively applies appropriate adjustments, if any, to estimates based upon periodic evaluation.

F- 7

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

The Company’s critical accounting policies include:

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity date when purchased of three months or less, and are stated at cost, which approximates fair value.

Accounts Receivable

Accounts receivable consists primarily of trade receivables from customers who tend to be large distributors.  Accounts receivable are reviewed regularly and estimates are made for allowance for doubtful accounts when there is doubt as to the collectability of individual balances.  An allowance for doubtful accounts was not recorded for FY16 and FY15, as bad debts have historically been negligible.

Inventories

Inventories consist primarily of bulk and bottled wine and purchased grapes valued at the lower of cost or market using the first-in, first-out or specific identification method.  In accordance with general wine industry practice, bulk and bottled wine inventories are included in current assets, although a portion of such inventories may be aged for a period longer than one year. Costs associated with winemaking and the production of wine are reflected in inventories as bulk wine until the wine has been bottled and is available for sale. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the forecasted usage to their estimated net realizable value. Net realizable value of such inventories is estimated based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.   Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted cash flows, an impairment loss is recognized to the extent of such difference.

Intangible Assets

Indefinite lived intangible assets are reviewed for impairment during the fourth fiscal quarter of each year, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite lived intangible assets consist primarily of trademarks.  Intangible assets determined to have a finite life are amortized over their estimated useful lives, principally four years for the customer lists and non-compete agreement, five years for proprietary technology and ten years for the trademarks.  Patents are amortized over their estimated legal lives.

F- 8

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

Other Assets

Other assets are amortized over their estimated useful lives, principally five years for label design costs, the lesser of the loan term or ten years for loan fees, ten years for lease costs – related party, and five years for website design costs. Label designs are evaluated for impairment in accordance with the policy on impairment of long-lived assets.

Revenue Recognition

Wine sales are recognized when the product is shipped and title passes to the customer.  Standard terms are ‘FOB’ shipping point, with no customer acceptance provisions.  The cost of price promotions and discounts are treated as reductions of sales.  No products are sold on consignment.  Credit sales are recorded as trade accounts receivable and no collateral is required.  Net sales from items sold direct to consumer are recognized at the time of sale.

Sales Discounts and Depletion Allowances

Sales discounts and depletion allowances are recorded as a reduction of sales at the time of the sale. For FY16 and FY15, sales discounts and depletion allowances totaled $4.7 million and $4.1 million, respectively.

Cost of Sales

Cost of sales includes costs associated with grape growing, grapes purchased from vineyards not owned by the Company, bulk wine and finished goods purchases, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, purchasing and receiving costs and certain warehousing costs.  No further costs are allocated to inventory once the product is bottled and available for sale. Inventory reserves and provisions are included in cost of sales.

Expense Allocation

The LLC Operating Agreement provides that substantially all expenses incurred by or attributable to the Company indebtedness are borne by the LLC, except income and franchise tax payments.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of personnel costs, advertising and other costs for marketing and promoting the Company’s products.  Advertising costs are expensed as incurred.  For FY16 and FY15, advertising expense totaled approximately $0.4 million and $0.2 million, respectively.

General and Administrative Expenses

General and administrative expenses include the costs associated with personnel, professional fees, insurance and other expenses related to administrative and compliance functions.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are recorded as sales, and the costs incurred for shipping and handling are recorded as a sales and marketing expense.  Gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as a cost of sales.  For FY16 and FY15, shipping costs were $0.9 million and $1.0 million, respectively.

F- 9

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

Income Taxes and Deferred Tax Asset Valuation

Truett-Hurst, Inc. is subject to U.S. federal, state, and local taxes with respect to its allocable share of any taxable income of H.D.D. LLC and will be taxed at the prevailing corporate rates. The LLC is treated as a partnership under the Internal Revenue Code of 1986, as amended (the “Code”). The members separately account for their pro-rata share of income, deductions, losses, and credits. Therefore, no provision is made for the LLC’s share of net income (loss) in the consolidated financial statements for liabilities for federal, state, or local income taxes which liabilities are the responsibility of the individual members. The LLC is subject to entity level taxation in the state of California. As a result, the accompanying consolidated statements of operations include tax expense related to this state.

The provision for income taxes is calculated using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The net deferred tax asset is evaluated at the end of each year considering all available positive and negative evidence, including reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. When the Company does not believe the realization of a deferred tax asset is likely, a valuation allowance is recorded.

Stock-Based Compensation

Stock-based compensation is recognized based on the estimated fair values at the grant date for equity classified awards and the recognition of the related compensation expense over the appropriate vesting period.  Compensation expense is based on, among other things, (i) the classification of an award, (ii) assumptions relating to fair value measurement such as the value of the stock of Truett-Hurst and its volatility, the expected term of the award and forfeiture rates, and (iii) whether performance criteria, if any, have been met. Both internal and external data is used to assess compensation expense. Changes in these estimates could significantly impact stock based compensation expense in the future.  The expected term of the option is based upon the contractual term, expected employee exercise and expected post-vesting employment termination behavior.  Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic market adjustments as the underlying equity instruments vest.

Earnings per Share

Basic earnings per share is computed by dividing the earnings attributable to the Company by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by giving effect to all potential dilutive common shares, including convertible LLC units and restricted stock unless this calculation would have an anti-dilutive effect in which case basic and diluted earnings per share are calculated similarly.

Reclassifications

Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported consolidated results of continuing operations.

F- 10

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-09: Improvements to Employee Share-Based Payment Accounting which amends ASU 718, Compensation – Stock Compensation. The update sets forth an initiative to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendment is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact of this ASU.

NOTE 3 – INVENTORIES, net

Inventories, net comprise:

	June 30, 2016	June 30, 2015
	(in thousands)
Grapes and bulk wine	$8,413	$7,375
Bottled wine	11,262	13,956
Bottling materials and other	322	544
Canned wine	-	750
	19,997	22,625
Less: inventory reserves	(79)	(545)
Total inventories, net	$19,918	$22,080

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net comprise:

	June 30, 2016	June 30, 2015
	(in thousands)
Land and land improvements	$3,231	$3,231
Building and improvements	1,380	1,359
Machinery and equipment	1,935	1,735
Vineyard development	554	554
Vineyard equipment	88	102
Furniture and fixtures	262	305
Leasehold improvements	190	191
Vehicles	85	85
	7,725	7,562
Less: accumulated depreciation and amortization	(2,142)	(1,819)
Total property and equipment, net	$5,583	$5,743

F- 11

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

Total depreciation and amortization expense for the fiscal years ended June 30, 2016 and June 30, 2015 was $0.7 million and $0.6 million, respectively.

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net comprise:

	June 30, 2016	June 30, 2015
	(in thousands)
Finite lives:
Patents	$44	$44
Less: accumulated amortization	(1)	(1)
	43	43
Indefinite lives:
Trademarks	453	439

Total intangible assets, net	$496	$482

Amortization expense of intangible assets was negligible during FY16 and FY15. The expected future amortization of patents is $0.04 million for the life of the patents. Patents starts amortizing at the granting of the patent.

NOTE 6 – BORROWINGS

The Company’s indebtedness is comprised primarily of bank loans including lines of credit and long term debt.

Lines of Credit

On July 29, 2016, the Company completed the refinancing process of the lines of credit. Below is a description of the lines of credit as of June 30, 2016 as well as those put in place as of July 29, 2016.

•	Line of Credit Note - As of June 30, 2016, the Company had a $10 million revolving line of credit with an outstanding balance of $9.924 million and a maturity date of July 31, 2016. The outstanding balance accrued interest at an annual interest rate of 2.25% above LIBOR. On July 29, 2016, the line of credit was renewed with the maturity date extended to July 31, 2017. Pricing on the loan was unchanged.

•	Equipment Purchase Line of Credit Note - As of June 30, 2016, the Company had a $0.5 million equipment purchase line of credit note with an outstanding balance of $0.386 million and a maturity date of July 31, 2016. The outstanding balance accrued interest at a rate of 2.25% above the floating One-Month LIBOR Rate. This Equipment Purchase Line of Credit matured July 1, 2016 and converted to a term loan with a 48-month amortization schedule. On July 29, 2016, the Company received a new Equipment Purchase Line of Credit Note in the amount of $0.5 million that matures on July 31, 2017. Pricing on the loan was unchanged.

•	Foreign Exchange Note - As of June 30, 2016, the Company had a foreign exchange note in the principal amount of $0.1 million from the bank due on or before July 31, 2016 that carried a 15% credit percentage and permitted the Company to enter into any spot or forward transaction to purchase from or sell to the bank a foreign currency of an agreed amount. There was no balance outstanding on the Foreign Exchange Note as of June 30, 2016. On July 29, 2016, the maturity date of the Foreign Exchange Note was extended to July 31, 2017. Pricing on the loan was unchanged.

F- 12

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

Long Term Debt

Long term debt comprise:

		June 30, 2016	June 30, 2015
		(in thousands except payment information)
Long term debt:
Note 1	(1)	$2,851	$2,987
Note 2	(2)	-	21
Note 3	(3)	120	193
Note 4	(4)	244	326
Note 5	(5)	57	113
Note 6	(6)	392	-
Total notes payable		3,664	3,640
Less: current maturities		(475)	(368)
Total long term debt		$3,189	$3,272

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.

(2)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $4,226, matured November 1, 2015 at 3.75% interest.

(3)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures January 15, 2018 at 3.75% interest.

(4)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 1, 2019; at 3.75% interest.

(5)	On November 30, 2014, the Company acquired the unrestricted use of the Stonegate trademark in exchange for a trademark release payment which is to be made over time and is accounted for as a note payable. The note payable has three equal installments: a) within five days of November 30, 2014, b) on October 31, 2015, and c) on July 31, 2016. The note does not accrue interest outstanding on the principal. An imputed interest rate of 5.5% was assessed under GAAP and the impact was considered immaterial.

(6)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $11,267, matures July 1, 2019; at 3.90% interest.

Future principal and interest payments for the long term debt as of June 30, 2016 are as follows:

Years ending June 30,
(in thousands)
2017	$475
2018	396
2019	336
2020	146
2021	135
Thereafter	2,176
3,664
Add: estimated interest payments	623
Total	$4,287

Covenants

The bank borrowings contain usual and customary covenants, including, among others, limitations on incurrence of senior indebtedness, the making of loans and advances, investments, acquisitions, and capital expenditures, the incurrence of liens, and the consummation of mergers and asset sales. The loan maintains the minimum current assets to current liabilities ratio covenant (measured quarterly) and the maximum debt to effective tangible net worth ratio covenant (measured quarterly). As of July 29, 2016, the previous minimum EBITDA covenant was replaced with a minimum debt service coverage ratio (measured quarterly on a trailing twelve-month basis).

F- 13

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

Security Agreements and Limited Guaranties

The bank borrowings are collateralized by substantially all of the Company’s assets. Additionally, certain LLC members who are also executive officers and/or directors of the Company, as well as certain trusts and other entities under their control (together the “Guarantors”), have entered into limited guarantee agreements which guarantee the payment to the bank of all sums presently due and owning and all sums which shall in the future become due and owning. The liability of the individual Guarantors ranges from 23% to 61% of the sum of all obligations due plus the costs, expenses and interest associated with the collection of amounts recoverable under the guaranties.

NOTE 7 – ACCRUAL FOR SALES RETURNS

During the third quarter FY15, an accrual was established for the return of product that had oxidized. The accrual amount was $0.5 million. On June 29, 2016, a final settlement was reached with the last distributor with remaining material financial exposure associated with the oxidized product. The total cost of the settlement to the Company was $0.5 million and will be settled with a cash payment of $0.4 million and $0.1 million in case goods which we expect to be shipped during the 2017 fiscal year.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

In February 2011, the Company entered into a lease agreement for a tasting room and winery.  The lease was for five years, commencing on March 1, 2011 and ending on February 29, 2016, and contained one option to extend for an additional period of five years.  On July 27, 2015, the Company exercised the option to extend the lease through February 29, 2021. Subsequent to June 30, 2016, the Company modified the lease agreement as described in the litigation portion of Note 8 below. The future lease commitments as presented below give effect to the modified lease terms.

In October 2013, the Company entered into a lease agreement for administrative office space. The lease commenced on October 15, 2013 and ends on October 31, 2016, and contains three one-year renewal options with adjustment to market rents. On June 30, 2016, the Company extended this lease for an additional three years. The future lease commitments as presented below include amounts for the lease extension.

Rent payments for these facilities were $0.3 million for both fiscal years ended June 30, 2016 and June 30, 2015.

Future lease commitments are:

Years ending June 30,
(in thousands)
2017	$249
2018	52
2019	58
2020	20
2021	-
Thereafter	-
Total future rent payments	$379

F- 14

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

Supply Contracts

The Company enters into short and long term contracts with third-parties and related party growers to supply a portion of its future grape and bulk wine inventory requirements. Future minimum grape and bulk wine inventory purchase commitments are as follows:

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2017	$2,680	$56	$2,736
2018	520	57	577
2019	310	-	310
Total	$3,510	$113	$3,623

At June 30, 2016, total future purchase commitments for finished goods were approximately $3.3 million and are expected to be fulfilled during fiscal 2017 to 2018.

Production & Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage, and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2016 harvest. The current bottling contract requires a minimum of 200,000 cases at $2.40 per case to be bottled in a one year period. During FY16, the Company transferred approximately 54% of its bulk wine inventory to a storage location owned by a related party. The terms of the storage agreement are on the same basis as similar non-related party agreements.

Litigation

From time to time, the Company may be subject to various litigation matters arising in the ordinary course of business. Other than discussed below, the Company is not aware of any current pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

On January 29, 2016, Mendocino Wine Group (MWG) filed a complaint against Phil Hurst (Hurst) and H.D.D., LLC (“LLC”). The complaint alleges that, prior to January 2012, Hurst and LLC aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Dolan's contract with Thornhill Management Company (the manager of MWG), and aided and abetted Dolan's interference with MWG's economic advantage. LLC denies the claims, denies all wrongdoing, and denies that they caused any harm to MWG. A trial date has been set for January 27, 2017. No amount has been recorded in the consolidated financial statements related to this suit.

On October 21, 2015, LLC, received a letter from Hambrecht Wine Group, L.P. (the “Lessor”), the Lessor of LLC’s winery and tasting room facility at 4035 Westside Road, Healdsburg, California (the “Property”), under a lease dated February 8, 2011 (“the “Lease”), purporting to terminate the Lease effective as of that date, and rejecting LLC’s prior exercise of its election to extend for five years the original term of the Lease (which expired February 29, 2016). On November 9, 2015, the Company filed a motion for declaratory and injunctive relief in the Superior Court of California, Sonoma County. On July 28, 2016, the Property was sold to a third-party buyer. In connection with the sale, the Company, through the LLC, entered into a settlement agreement (the “Agreement”) with the Hambrecht Wine Group and Mr. Kevin Singer, in his capacity as the court-appointed receiver of the Property. Under the Agreement, LLC, in exchange for payment of $955 thousand to LLC, quitclaimed certain rights and amended its lease such that it will vacate the tasting room portion of the property no later than December 31, 2016, and the balance of the space no later than May 31, 2017. LLC also agreed to dismiss its pending claims against the Lessor. See Note 14 – “Subsequent Events.”

F- 15

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

Exchange and Tax Receivable Agreement

The Company has an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers.  Under the exchange agreement, each LLC member (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at the Company’s election. In connection with the exchange agreement, the Company has tax receivable agreement (“TRA”) with the LLC members. The agreement provides for the payment from time to time, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) increases in tax basis resulting from the exchange of LLC Units and (ii) certain other tax benefits related to the Company entering into the agreement, including tax benefits attributable to payments under the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC. The term of the agreement will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the agreement for an amount based on the agreed payments remaining to be made under the agreement or the corporate taxpayer breaches any of its material obligations under the agreement in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the agreement.

Indemnification

From time to time the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third-parties. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded at June 30, 2016 and June 30, 2015 for these obligations on the balance sheets.

NOTE 9 – DISCONTINUED OPERATIONS

On January 25, 2016, the LLC sold its fifty percent interest in The Wine Spies, LLC (“Wine Spies”) with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in the consolidated financial statements. The gain on the sale along with the current year results have been recorded in the statement of operations as part of discontinued operations. Prior periods have been accounted for on a consistent basis. The Company has no continuing relationship with Wine Spies.

Discontinued operations comprise:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2016	June 30, 2015
	(in thousands, except share data)
Net income from operations of discontinued operations	$30	$(162)
Gain on sale	15	-
Net income (loss) from discontinued operations, net of tax	$45	$(162)

Earnings (Loss) Per Share
Basic and diluted weighted average shares	4,155,151	3,862,214

Basic and diluted net income (loss) per share	$0.01	$(0.04)

F- 16

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 10 – STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company has granted restricted stock awards, stock options and restricted stock units to employees, directors and non-employees under its 2012 Stock Incentive Plan. As of June 30, 2016, the 2012 Plan has 1.0 million shares reserved for issuance and a total of 0.1 million granted equity incentive shares outstanding.

A summary of the activity for restricted stock awards is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	97,329	$3.24	-	$148
Granted	-	-	-	-
Released	(92,066)	-	-	140
Vested	-	-	-	-
Forfeited, cancelled or expired	-	-	-	-
Outstanding at June 30, 2016	5,263	$3.80	1.46	$8
Expected to vest at June 30, 2016	5,263	$3.80	1.46	$8

A summary of the activity for restricted stock units is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	87,500	$5.00	-	$134
Granted	45,180	1.66	-	69
Released	(43,750)	-	-	-
Vested	-	-	-	-
Forfeited, cancelled or expired	-		-	-
Outstanding at June 30, 2016	88,930	$3.30	2.22	$135
Expected to vest at June 30, 2016	88,930	$3.30	2.22	$135

A summary of the activity for stock options is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	220,000	$4.35	-	$-
Granted	340,000	1.87	-	-
Vested	87,500	-	-	-
Forfeited, cancelled or expired	(95,000)	-	-	-
Outstanding at June 30, 2016	465,000	$2.95	9.04	$-
Options Vested	125,000	$4.01
Options Non-Vested	340,000	$2.56	-	$-
Options Exercisable	125,000	$4.01	-	-

The following table summarizes stock-based compensation included in the consolidated statements of operations for the fiscal years ended June 30, 2016 and 2015, respectively:

	Fiscal Year Ended
	June 30,
	(in thousands)
	2016	2015
Sales and marketing	$49	$251
General and administrative	326	310
Total stock-based compensation	$375	$561

F- 17

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 11 – FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the consolidated balance sheets of financial assets and liabilities are all categorized as Level 1. They include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which approximated their fair values due to the short term nature of these financial assets and liabilities. The carrying amount of the Company’s debt approximates its fair value based on prevailing interest rates and time to maturity.

In October 2012, the Company executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and Ten-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value on the consolidated balance sheets. Changes in the fair value of this instrument have been recognized in the consolidated statements of operations in other expense. The maturity date of the swap is May 31, 2022. The following tables set forth the interest rate swap fair values at June 30, 2016 and at June 30, 2015:

	Fair value measurements at reporting date
	(in thousands)
	Fair value as of June 30, 2016	Significant other observable inputs
		(Level 2)
Liabilities
Interest rate swap (1)	$(123)	$(123)
Total	$(123)	$(123)

(1) Included in “Accrued expenses” in the Balance Sheet

	Fair value measurements at reporting date
	(in thousands)
	Fair value as of June 30, 2015	Significant other observable inputs
		(Level 2)
Assets
Interest rate swap (2)	$20	$20
Total	$20	$20

(2) Included in “Other current assets” in the Balance Sheet

F- 18

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

NOTE 12 – INCOME TAXES

THI is subject to entity level taxation in certain states and is subject to U.S. Federal and state income taxes with respect to its allocable share of any taxable income of the LCC. THI will be taxed at the prevailing corporate tax rates.

All income before taxes is recognized domestically. Income tax expense for FY16 and FY15 consists of:

	Fiscal Year Ended June 30, 2016
	(in thousands)
	Current	Deferred	Total
U.S. Federal	$-	$-	$-
State and Local	2	-	2
	$2	$-	$2

	Fiscal Year Ended June 30, 2015
	(in thousands)
	Current	Deferred	Total
U.S. Federal	$-	$-	$-
State and Local	2	-	2
	$2	$-	$2

The difference between income taxes computed using the 34% statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	June 30, 2016	June 30, 2015
	(in thousands)
Computed tax at statutory rate	$(170)	$(899)
State taxes, net of federal benefit	(29)	(74)
Rate benefit as a LLC	88	430
Meals and entertainment	7	10
Stock based compensation	88	-
Other permanent differences	1	30
Valuation allowance	17	505
Income tax expense	$2	$2

Components of deferred tax assets (liabilities) consist of the following:

	June 30, 2016	June 30, 2015
	(in thousands)
Deferred tax assets:
Accrued compensation	$24	30
Share-based compensation	49	53
Intangible assets	3,146	5,693
Sales returns	121	117
Net operating losses	1,193	1,040
Unrealized loss	28	-
Other	96	108
Gross deferred tax assets	4,657	7,041
Valuation allowance	(4,128)	(6,678)
Total deferred tax assets, net of valuation allowance	529	363
Deferred tax liabilities:
Inventories	(254)	(142)
Unrealized gain	-	(3)
Property and equipment	(275)	(218)
Other	-	-
Total deferred tax liability	(529)	(363)
Net deferred taxes	$-	$-

F- 19

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

In FY15, a valuation allowance of $6.7 million was recorded after assessing all the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The assessment of future income of the Company did not change in FY16 and a valuation allowance continues to be recorded on the deferred tax assets in the amount of $4.1 million. The Company’s possible liability associated with the tax receivable agreement will not be recognized until the valuation allowance is partially or fully reversed.

THI and the LLC are subject to annual California franchise tax. Truett-Hurst, Inc. files U.S. Federal and California income tax returns. The Company has gross federal and state net operating losses of $3.0 million and $3.1 million, respectively. Both jurisdictions have expiration dates beginning in 2034.

For Truett-Hurst, Inc., U.S. federal and state tax returns associated with fiscal years 2013 through 2015 are currently open to examination. U.S. federal and state tax returns for LLC associated with calendar years ended 2012-2014 and fiscal year ended 2015 are currently open to examination. There were no material uncertain tax positions and the Company does not expect major changes in the next twelve months.

NOTE 13 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company’s primary reporting segments are identified as wholesale and direct to consumer.

Wholesale sales include the retail exclusive brand label model and other brands sold through the three-tier distribution system. Direct to consumer sales occur through the Company’s tasting rooms and wine clubs. Operating and other expenses are not allocated between operating segments; therefore, operating and net income information for the respective segments is not available. In addition, discrete financial information related to segment specific assets is not available. Sales and cost of sales are reported by segment.

Historically, the Company reported a third segment identified as the internet segment which were sales that occurred through Wine Spies and were principally comprised of brands not owned by us. Effective December 31, 2015, the Company sold its interest in Wine Spies and no longer has an Internet segment as part of its continuing operations. See Note 9 – “Discontinued Operations.”

The following tables reflect net sales, cost of sales and gross profit by segment for continuing operations for each of the fiscal years ended June 30, 2016 and 2015, respectively:

	Fiscal Years Ended June 30,
	(in thousands)
	Wholesale		Direct to Consumer		Total
	2016	2015	2016	2015	2016	2015
Net Sales	$20,011	$16,803	$5,772	$4,839	$25,783	$21,642
Cost of Sales	15,450	13,424	2,046	1,768	17,496	15,192
Gross Profit	$4,561	$3,379	$3,726	$3,071	$8,287	$6,450
Gross Profit %	22.8%	20.1%	64.6%	63.5%	32.1%	29.8%

F- 20

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except certain share amounts and percentages)

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

			Percentage of Total
	Percentage of Wholesale Sales		Accounts Receivable
	Fiscal Year Ended		Fiscal Year Ended
	June 30,		June 30,
	2016	2015	2016	2015
Customer A	37%	35%	26%	20%
Customer B	18%	19%	10%	9%
Customer C	3%	3%	27%	24%

International sales were $0.9 million and $1.3 million for the fiscal years ended June 30, 2016 and June 30, 2015, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On July 28, 2016, Hambrecht Wine Company L.P. the owner of the property which the Company leases at 4035 Westside Road, Healdsburg, California sold the property to a third-party buyer. In connection with the sale, the Company amended its lease such that it will vacate the tasting room portion of the property no later than December 31, 2016, and the balance of the space no later than May 31, 2017.

On July 29, 2016, the Company entered into a Modification Agreement to its Loan and Security agreement with Bank of the West that it had entered into July 15, 2015.

The Company has evaluated all subsequent event activity through the issue date of these consolidated financial statements and concluded that, other than the items discussed above, no additional subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

F- 21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

The Company carried out an evaluation, with the participation of management, and under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2016.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. The Company conducted an assessment of the effectiveness of the Company's internal control processes over financial reporting and concluded that the internal control over financial reporting was effective as of June 30, 2016.

The Company intends to regularly review and evaluate the design and effectiveness of its disclosure controls and procedures and internal control over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any deficiencies that the Company may discover in the future. While it is believed that the present design of the disclosure controls and procedures and internal control over financial reporting are effective, future events affecting the business may cause the Company to modify the controls and procedures.

This Form 10-K does not include an attestation report of the Company’s independent registered certified public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by an independent registered certified public accounting firm pursuant to the Sarbanes-Oxley Act of 2002, as amended, and the rules of the SEC promulgated thereunder, which permit the Company to provide only management’s report in this Annual Report.

Inherent Limitations of Controls

Management does not expect the disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

31

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated by reference from the definitive proxy statement to be filed relating to the 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

Item 11. Executive Compensation

The information required under this Item is incorporated by reference from the definitive proxy statement to be filed relating to the 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required under this Item is incorporated by reference from the definitive proxy statement to be filed relating to the 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required under this Item is incorporated by reference from the definitive proxy statement to be filed relating to the 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

Item 14. Principal Accounting Fees and Services

The information required under this Item is incorporated by reference from the definitive proxy statement to be filed relating to the 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

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

32

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

(1) + Indicates documents previously filed with the Company’s registration and prospectus filings with the SEC.

33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on September 28, 2016.

TRUETT-HURST, INC.
By:	/s/ Phillip L. Hurst
Phillip L. Hurst
Chief Executive Officer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip L Hurst
Phillip L Hurst	President and Chief Executive Officer (Principal Executive Officer)	September 28, 2016

/s/ Paul Forgue
Paul Forgue	Chief Financial Officer & Chief Operations Officer	September 28, 2016

/s/ Marcus Benedetti
Marcus Benedetti	Director	September 28, 2016

/s/ Daniel A Carroll
Daniel A Carroll	Director	September 28, 2016

/s/ Heath A Dolan
Heath A Dolan	Director	September 28, 2016

/s/ Paul E Dolan III
Paul E Dolan III	Director & Secretary	September 28, 2016

/s/ John D Fruth
John D Fruth	Director	September 28, 2016

/s/ Barrie Graham
Barrie Graham	Director	September 28, 2016

/s/ Paul Weber
Paul Weber	Director	September 28, 2016

34