Form 10-K/A
period 2016-06-30
Truett-Hurst, Inc.
filed 2016-10-27
CIK 1564709

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non- accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

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

Documents incorporated by reference: See “Explanatory Note.”

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Truett-Hurst, Inc. (the “Company”) for the fiscal year ended June 30, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2016 (the “Original Filing”). We are filing this Amendment solely to amend Part III of the Original Filing to include information previously omitted in reliance upon General Instruction G(3) to Form 10-K, because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended June 30, 2016. In accordance with the Rule 12-b-15 of the Exchange Act, we are also including as exhibits the current certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to September 28, 2016. In this Amendment, unless the context indicates otherwise, the terms “company,” “we,” “us,” and “our” refer to Truett-Hurst, Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

TRUETT-HURST, INC. AND SUBSIDIARY

A-1

Item 10. Directors, executive officers and corporate governance

Directors and Executive Officers The following persons are our directors and executive officers as of September 30, 2016 and hold the positions set forth below:

Name	Age	Principal Position	Director Since
Marcus Benedetti (3)	41	Director	2014
Daniel A. Carroll (1)(3)	56	Director	2013
Heath E. Dolan	42	Director	2013
Paul E. Dolan, III	66	Director	2013
John Fruth (1)(2)	73	Director	2013
Barrie Graham (2)(3)	68	Director	2013
Philip L. Hurst	53	President, Chief Executive Officer and Director	2013
Paul J. Weber (1)(3)	58	Director	2015
Paul Forgue	42	Chief Financial Officer and Chief Operations Officer	n/a

(1) Audit Committee member
(2) Nominating and Governance Committee member
(3) Compensation Committee member

Marcus Benedetti. Marcus Benedetti is President and Chief Executive Officer of Clover Stornetta Farms Inc. (“Clover”). Clover is a leading manufacturer and distributor of milk and dairy products in California, Nevada and Arizona, known for sustainable agricultural practices and non-GMO, non-RBST products. Mr. Benedetti joined Clover in 2000 and was named CEO and a Board Member in 2006. Mr. Benedetti serves as a Board member of the Association of Independent Dairies of America, the Dairy Institute of California, and as an honorary advisory Board member for the UC Davis Agriculture Sustainability Institute, Community Foundation of Sonoma County and Social Advocates for Youth.  Mr. Benedetti holds a Business of Administration degree from the University of Alaska. The Nominating and Governance Committee selected Mr. Benedetti to serve on our Board of Directors due to his wealth of knowledge and experience developing, producing and selling consumer products to retailers in the western United States.

Daniel A. Carroll. Dan Carroll served as a partner/managing director of TPG Capital L.P. from 1995 to present.  He has served on the Board of Directors of Shenzhen Development Bank (China) (2005-2010), Myer Department Stores, Ltd (Australia) (2006-2009), Bank Thai, Ltd (Thailand) (2007-2009) and Healthscope Australia (2010-2011).  Mr. Carroll received a Bachelor of Arts from Harvard University in 1982 and a Master of Business Administration from Stanford University Graduate School of Business in 1986. Mr. Carroll has served as a managing member of H.D.D. LLC (“LLC”) and a Director of Truett-Hurst, Inc. since 2012.  The Nominating and Governance Committee and the Board selected Mr. Carroll to serve on our Board of Directors due to his extensive experience in executive management oversight, private equity, capital markets and transactional matters.

Heath E. Dolan. Heath E. Dolan has 16 years of experience in the wine business. In his past employment he managed the cellar operations for Fetzer Vineyards (1996-2002), with 12 million gallons of wine storage and 4 million cases of bottling. Mr. Dolan developed, implemented and manages a wine storage partnership, Premium Wine Storage, in Santa Rosa, California (2001-Present). Mr. H. Dolan is also a partner and manager of 210 acres of premium wine grapes in Mendocino (2000-Present). Mr. H. Dolan has a Bachelor of Science in enology from the University of California-Fresno. He has served as a managing member of the LLC since 2010 and a Director of Truett-Hurst, Inc. since 2012. The Nominating and Governance Committee and the Board selected Mr. H. Dolan to serve on our Board of Directors due to his extensive knowledge of our business gained as one of our founders, his experience in growing grapes and wine storage techniques, and his educational background in enology. Mr. H. Dolan is the son of Paul E. Dolan III, a director for Truett-Hurst, Inc.

Paul E. Dolan, III. Paul E. Dolan, III has been involved in the wine business since 1975 and is considered the founding father of organics and biodynamic in the California wine industry. Mr. P. Dolan started his winemaking career with what was then a small winery in Mendocino, Fetzer Vineyards, in 1977 and then helped the Fetzer family grow to one of the premier California wineries, selling over three million cases. Mr. P. Dolan managed the company as President for the new owners, the Brown-Forman Corporation, from 1992 to 2002. He has served as Chairman of the Wine Institute (1990-2012) and became the first Chairman of the Sustainable Winegrowers Alliance (2002-2003). Mr. Dolan holds a Bachelor of Arts in Finance from the University of Santa Clara and a Master of Science in Enology from the University of California-Fresno. Mr. P. Dolan is also author of True to Your Roots: Fermenting a Business Revolution. Mr. P. Dolan has served as a managing member of the LLC since 2010 and a Director of Truett-Hurst, Inc. since 2012.  The Nominating and Governance Committee and the Board selected Mr. P. Dolan to serve on our Board of Directors due to his extensive knowledge of our business, which he gained as one of our founders, as well as his experience in building wine companies and leadership in developing and promoting sustainable farming techniques. Mr. P. Dolan is the father of Heath E. Dolan, a director for Truett-Hurst, Inc.

John D. Fruth. John D. Fruth has worked in the health care industry for over 35 years.  He founded Ocular Sciences in 1983 and served as the company’s Chairman and Chief Executive Officer until 2002 and continued to serve as its Chairman until the company’s acquisition by The Cooper Companies in 2005.  Mr. Fruth then served on the Board of Directors and Compensation Committee of The Cooper Companies until 2007.  Currently, Mr. Fruth serves on the Board of Directors and Compensation Committee of Nitinol Development Corporation (2008-Present) and the Board of Directors of the Fruth Family Foundation (2004-Present).  Mr. Fruth attended St. Johns University from 1962 to 1964. Mr. Fruth has served as a Director of Truett-Hurst, Inc. since 2013.  The Nominating and Governance Committee and the Board selected Mr. Fruth to serve on our Board of Directors due to his experience in executive management oversight, finance and accounting matters and board practices of other corporations.

Barrie Graham. Barrie Graham has over 25 years of experience in commercial and investment banking. Mr. Graham served as Chief Operating Officer of WR Hambrecht & Co. (2011-2013); President, Chief Executive Officer and Director of Exchange Bank (1995-2008), and as a Senior Manager at Wells Fargo (1985-1995). Mr. Graham is a former Director and past-Chairman of the Pacific Coast Banking School at the University of Washington-Seattle (1998-2011, Chairman 2009-2010), a former Director of the California Bankers Association (2004-2008), a former President and Chief Executive Officer of hybridCore Homes (2009-2011). Mr. Graham is Chairman of the Marines Memorial Association in San Francisco, a Director of Empire Law School (2004-Present) and serves on numerous other non-profits. Mr. Graham is a former Marine Infantry Officer and has served as a managing member of the LLC since 2011 and a Director of Truett-Hurst, Inc. since 2012. The Nominating and Governance Committee and the board selected Mr. Graham to serve on our Board of Directors due to his experience in executive management oversight, accounting and financial transactions.

Phillip L. Hurst. Phillip L. Hurst began his career in the wine industry in 1985 at Fetzer Vineyards when he was hired by Paul Dolan to help make premium wines and build the brand.  Fetzer Vineyards was sold to the Brown-Forman Corporation in 1992, and Mr. Hurst left in 1998 to run International Sales and Marketing for Golden State Vintners, Inc. which needed to bolster the senior management team for the launch of its initial public offering.  During his time at Golden State Vintners, Inc. (1998-1999), Mr. Hurst met his future partners in what was to become one of the world’s largest private label beer, wine and spirits companies, Winery Exchange Inc.  As co-founder and Senior Vice President of Sales and Marketing from 1999 to 2007, he helped grow the company to over $100 million in sales in less than 10 years. Mr. Hurst sold his stake in the company to partner with his longtime friend and mentor, Paul Dolan, to follow their dream of buying and building super-premium wineries and vineyards in California’s premier appellations. Mr. Hurst has a winemaking degree from University of California-Davis. Mr. Hurst has served as President, Chief Executive Officer and a managing member of the LLC since 2007 and as President, Chief Executive Officer and Director of Truett-Hurst, Inc. since 2012.   The Nominating and Governance Committee and the Board selected Mr. Hurst to serve on our Board of Directors due to his extensive knowledge of our operations, competitive challenges and opportunities gained through his position as our President and Chief Executive Officer as well as his extensive experience and education in winemaking.

Paul J. Weber. Paul J. Weber served as a Senior Managing Director at FTI Consulting, Inc. from 2002 to 2011. Prior to FTI Consulting, Inc., Mr. Weber was a Partner with PricewaterhouseCoopers where he worked from 1981 until 2002. Mr. Weber’s professional experience includes providing expert witness, accounting, auditing and other consulting services to a wide variety of large and small business entities in diverse industries. Mr. Weber will serve as the Audit Committee chair and will be the Audit Committee’s financial expert.

Paul Forgue. Paul Forgue joined the Company on June 16, 2014 as our Chief Financial Officer and Chief Operations Officer. Mr. Forgue worked for Alvarez & Marsal from 2003 to 2014.  In the decade Mr. Forgue spent with Alvarez & Marsal he worked with multiple companies in a broad variety of industries from healthcare to manufacturing, specialty retail to luxury car distribution. In 2011 and 2012, Mr. Forgue lived with his family in Asia where he successfully helped build Alvarez & Marsal’s China business and executed engagements throughout the PRC and South East Asia.  Mr. Forgue, who grew up in Oklahoma, has been a resident of Sonoma County since 2002 and currently serves as the Co-Chair of The Healdsburg School’s Board of Trustees. Mr. Forgue is not related to any of our executive officers or directors.

On October 3, 2016, Mr. Forgue resigned from the Company with an effective date of October 23, 2016.

Committees and Meetings of the Board of Directors

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and Nominating and Governance Committee, which have the composition and responsibilities described below. Each committee operates under a charter that has been approved by the Board of Directors and current copies of these charters are posted on our website, http://www.truetthurstinc.com/investor_relations_cg.html. The information on our website is not incorporated by reference and is not part of this Form 10-K/A.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of Daniel A. Carroll, John D. Fruth and Paul J. Weber. All are non-employee members of our Board of Directors. Mr. Weber is our Audit Committee chairman. Mr. Weber is considered an “audit committee financial expert,” as currently defined under the SEC and NASDAQ rules. Our Board of Directors has determined that Mr. Carroll, Mr. Fruth and Mr. Weber are independent within the meaning of the applicable SEC rules and the listing standards of NASDAQ.

Our Audit Committee oversees our corporate accounting and financial reporting process. Among other matters, the Audit Committee evaluates the independent registered public accounting firm’s qualifications, independence and performance; determines the engagement of the independent registered public accounting firm; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements; approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our engagement team as required by law; reviews our critical accounting policies and estimates; and will annually review the Audit Committee charter and the committee’s performance. The Audit Committee operates under a written charter adopted by the Board of Directors that satisfies the applicable standards of NASDAQ.

Audit Committee Report

The Audit Committee has reviewed and discussed the audited consolidated financial statements with management of the Company and with the Company’s independent registered public accounting firm, Burr Pilger Mayer, Inc.

The Audit Committee has discussed with Burr Pilger Mayer, Inc. those matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1., AU section 380), as adopted by the Public Company Accounting Oversight Board (the “PCAOB”) in Rule 3200T.

The Audit Committee has received the written disclosures and the letter from Burr Pilger Mayer, Inc. required by the applicable requirements of the PCAOB regarding the communications of Burr Pilger Mayer, Inc. with the Audit Committee concerning the accountant’s independence, and has discussed with Burr Pilger Mayer, Inc. its independence from the Company and its management.

Based on the review and discussions referred to above, the Audit Committee recommended to our Board of Directors that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended June 30, 2016.

Compensation Committee

Our Compensation Committee is composed of Marcus Benedetti, Barrie Graham and Paul J. Weber. Mr. Graham is our Compensation Committee chairman.

Our Compensation Committee reviews and recommends policies relating to the compensation and benefits of our officers. The Compensation Committee reviews and approves corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and makes recommendations to the Board of Directors regarding compensation of these officers based on such evaluations. The Compensation Committee will administer the issuance of stock options and other awards under our stock plans. The Compensation Committee reviews and evaluates, at least annually, the performance of the Compensation Committee. The Compensation Committee operates under a written charter adopted by the Board of Directors that satisfies the applicable standards of NASDAQ.

Compensation Committee Interlocks and Insider Participation

Our Company was formed as a Delaware corporation on December 10, 2012. Pursuant to a re-organization into a holding corporation structure, we became a holding corporation and our sole asset is a managing member’s equity interest in the LLC. We operate and control all of the businesses and affairs of the LLC and, through the LLC, continue to conduct our business.

None of our executive officers currently serves or in the past year has served as a member of the Board of Directors or Compensation Committee of any other entity that has one or more executive officers serving on our Board of Directors. Historically, the following managing members of the LLC participated in deliberations regarding the compensation of the LLC’s executive officers: Phillip L. Hurst, Paul E. Dolan, III, Heath E. Dolan, Barrie Graham and Daniel A. Carroll.

Nominating and Governance Committee

Our Nominating and Governance Committee is composed of Daniel A. Carroll, John D. Fruth and Barrie Graham, and Mr. Carroll is our Nominating and Governance Committee chairman. Our Nominating and Governance Committee is responsible for making recommendations regarding candidates for directorships and the size and the composition of our Board of Directors. In addition, the Nominating and Governance Committee is responsible for overseeing our corporate governance principles and making recommendations concerning governance matters. The Nominating and Governance Committee operates under a written charter adopted by the Board of Directors that satisfies the applicable standards of NASDAQ.

The Nominating and Governance Committee’s purpose is to monitor and oversee matters of corporate governance, including the evaluation of the Board of Directors’ performance and processes and the “independence” of directors, and select, evaluate and recommend to the Board of Directors qualified candidates for election or appointment to the Board of Directors. The Nominating and Governance Committee identifies director candidates through recommendations made by members of the Board of Directors, management, stockholders and others, including the possibility of a search firm. The Nominating and Governance Committee does consider nominations from its stockholders made pursuant to Section 2.10 of our bylaws. The applicable procedures from Section 2.10 of our bylaws include, but are not limited to, the following. Stockholders wishing to submit nomination recommendations to the Nominating and Governance Committee should review Section 2.10 of our bylaws in their entirety as the below summary is incomplete.

•	Timeliness. To be timely, notice by the stockholder must be delivered to the Secretary at the Corporation’s principal executive offices not later than 90 days prior to the date of the annual meeting.

•	Substance of Notice. The stockholder’s notice relating to director nomination(s) must set forth, among other things more fully discussed in Section 2.10 of our bylaws, the following:

o	as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of the Corporation which are beneficially owned by the person, (iv) a statement whether such person, if elected, intends to tender a resignation effective upon such person’s failure to receive the required vote for re-election at the next meeting at which such person would face re-election and upon acceptance of such resignation by the Board of Directors and (v) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Exchange Act; and

o	as to the stockholder giving the notice, (i) the name and record address of the stockholder, and (ii) the class and number of shares of the Corporation which are beneficially owned by the stockholder.

At a minimum, a Board of Directors nominee should have significant management or leadership experience which is relevant to the Company’s business, as well as personal and professional integrity. The Board of Directors believes it is in the best interest of the Company and its stockholders to identify and select highly-qualified candidates to serve as directors and for the Board of Directors to be comprised of a diverse group of individuals with different backgrounds and perspectives. Recommendations are developed based on the nominee’s own knowledge and experience in a variety of fields, and research conducted by the Company’s staff at the Nominating and Governance Committee’s direction.

Board Meetings and Attendance

There were four meetings held by the Board of Directors for the fiscal year ended June 30, 2016. The Audit Committee had four meetings, the Compensation Committee had six meetings and the Nominating & Governance Committee had 0 meetings for the fiscal year ended June 30, 2016. The Board of Directors requires that directors make a reasonable effort to attend the Company’s annual stockholder meeting.

Director Compensation

Board Role in Risk Oversight

Our Board of Directors as a whole has responsibility for overseeing our risk management. The Board of Directors exercises this oversight responsibility directly and through its committees. The oversight responsibility of the Board of Directors and its committees is informed by reports from our management team that are designed to provide visibility to the Board of Directors about the identification and assessment of key risks and our risk mitigation strategies. The full Board of Directors has primary responsibility for evaluating strategic and operational risk management, and succession planning. Our Audit Committee has the responsibility for overseeing our major financial and accounting risk exposures and the steps our management has taken to monitor and control these exposures, including policies and procedures for assessing and managing risk. Our Audit Committee also reviews programs for promoting and monitoring compliance with legal and regulatory requirements. Our Compensation Committee evaluates risks arising from our compensation policies and practices. The Audit Committee and the Compensation Committee provide reports to the full Board of Directors regarding these and other matters.

Director Compensation

During fiscal 2016, there were two components of compensation for certain non-management directors: a committee chair fee and a committee member fee. Each fee was paid in restricted stock award units. The following table sets forth the types and amounts of compensation paid to our directors as of June 30, 2016:

Name	Total Compensation (including non-cash) ($)	Non-cash ($)(1)	Cash ($)
(not in thousands)
Marcus Benedetti(2)	$10,000	$10,000	$-
John D. Fruth (3)	$20,000	$20,000	$-
Barrie Graham (4)	$22,500	$22,500	$-
Paul J. Weber (5)	$22,500	$22,500	$-

(1)	The compensation amount reflects the aggregate grant date fair value of the awards in accordance with Accounting Standards Codification (“ASC”) Topic 718 – Stock Compensation.

(2)	As of June 30, 2016, Mr. Benedetti had 11,287 unvested restricted stock awards, which were granted on December 15, 2014 and December 15, 2015. 5,263 will vest on December 15, 2017 and 6,024 will vest on December 15, 2016.

(3)	As of June 30, 2016, Mr. Fruth had 12,048 unvested restricted stock awards, which were granted on December 15, 2015 with a vesting period of one year.

(4)	As of June 30, 2016, Mr. Graham had 13.554 unvested restricted stock awards, which were granted on December 15, 2015 with a vesting period of one year.

(5)	As of June 30, 2016, Mr. Weber had 13,554 unvested restricted stock awards, which were granted on December 15, 2015 with a vesting period of one year.

We also reimburse directors for all reasonable out of pocket expenses incurred for attending Board and committee meetings.

As of June 30, 2016, the aggregate number of vested and unvested stock awards outstanding was as follows:

	Stock Awards
	Vested	Unvested
John D. Fruth	12,181	12,048
Barrie Graham	12,181	13,554
Paul J. Weber	-	13,554
Marcus Benedetti	5,263	11,287

Directors are expected to have a financial stake in the Company to help align the director’s interests with those of the Company’s stockholders. To meet this objective, it is the policy of the Board to have a meaningful portion of the total compensation of non-management directors provided and held in common stock, stock options, restricted stock units or other types of equity-based compensation.

For board services in fiscal 2017, we anticipate that certain non-management directors will receive compensation in the form of equity incentives equal to $10,000 per year of a new director’s term with a matching vesting schedule, a quarterly meeting fee of $2,500 per quarter, and as applicable an annual committee chair fee of $2,500. It is anticipated that we will grant these equity incentives on or around December 15, 2016. The quarterly fees and committee chair fee will have a one year vesting period to match the service period.

Stockholder Communications with the Board of Directors

Stockholders may send communications to our Board of Directors, including any individual director or the directors as a group, by mailing such communications to Truett-Hurst, Inc., P.O. Box 1532, Healdsburg, California 95448, and Attention: Corporate Secretary. Such correspondence shall be addressed to the Board of Directors or any individual director by either name or title.

All communications received as set forth in the preceding paragraph will be opened by our Acting Corporate Secretary for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service, or patently offensive material will be forwarded promptly to the addressee. In the case of communications to our Board of Directors or any individual director, our Corporate Secretary will make sufficient copies of the contents to send to each director to which the envelope is addressed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including the Chief Executive Officer and Chief Financial Officer. These individuals are required to abide by the Code of Business Conduct and Ethics to ensure that its business is conducted in a consistently legal and ethical manner. Our Code of Business Conduct and Ethics covers all areas of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of its business. Any waivers of the Code of Business Conduct and Ethics for directors or executive officers must be approved by the Board of Directors. The full text of our Code of Business Conduct and Ethics is published on our website at http://www.truetthurstinc.com/investor_relations_cg.html. A hardcopy can be requested via mail to our P.O. Box, attention: Corporate Matters, and will be mailed without charge. P.O. Box 1532, Healdsburg, CA 95448.

We intend to disclose future amendments to, or waivers from, provisions of its Code of Business Conduct and Ethics on our website within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing compensation discussion and analysis with management. Based on that review and those discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended June 30, 2016.

Compensation Discussion and Analysis

The following provides compensation information pursuant to the scaled disclosure rules applicable to emerging growth companies under SEC rules and the JOBS Act.

The compensation of Mr. Hurst, our Chief Executive Officer, and Mr. Forgue, our Chief Financial Officer and Chief Operations Officer, identified in our Summary Compensation Table, who we refer to as named executive officers (“NEOs”), consists of a combination of base salary, bonuses, other benefits and equity-based compensation.

During 2016, none of our executive officers served pursuant to a written or oral employment agreement.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid or awarded by us to our NEOs for the last two fiscal years (in thousands):

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Phil Hurst, President and Chief Executive Officer	2016	274	50	(1)					11	(5)	335
	2015	232							11	(6)	243
Paul Forgue, Chief Financial Officer and Chief Operations Officer	2016	275	50	(2)		100	(4)				425
	2015	233	50	(3)							283

(1)	The amount in this column represents $50,000 bonus earned in fiscal 2016 but not paid in fiscal 2017.
(2)	This amount in this column represents a $50,000 bonus earned paid in fiscal 2016.
(3)	This amount in this column represents $50,000 bonus earned in fiscal 2015, but paid in fiscal 2016.
(4)	The amount in this column represents the aggregate grant fair value of stock options granted computed in accordance with ASC 718 and does not reflect compensation actually received by the NEO. For additional information on the valuation assumptions with respect to the expense, refer to the Note 10 – Stock Based Compensation to our consolidated financial statements in Form 10-K for the year ended June 30, 2016, as filed with the SEC. The stock options were granted on December 15, 2015 and March 15, 2016 under our 2012 Plan, as defined below. The stock options vest annually over four years from the date of grant and are subject to change in control vesting.
(5)	This column includes an automobile allowance of $900 a month paid in fiscal 2016.
(6)	This column includes an automobile allowance of $900 a month paid in fiscal 2015.

Executive Annual Cash Incentive Compensation Program

On September 13, 2016, the Board approved an Executive Annual Incentive Compensation Plan (the “Plan”) which was designed by the Compensation Committee with the assistance of Pearl Meyer & Partners. The Plan established for the 2017 fiscal year provides for the possibility of cash bonus payments to five key employees based on the achievement of net income results measured against targets established by the Board. The purpose of the plan is to align executive and shareholder interests while offering a competitive pay opportunity to attract top talented employees. The plan emphasizes accountability for achieving strategic business objectives and the ability to reward individual results and contributions.

Pension Benefits and Nonqualified Deferred Compensation

During the fiscal year ended June 30, 2016, we did not have any plans in place for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax qualified deferred contribution plans and nonqualified deferred contribution plans.

Grants of Plan-Based Awards in Fiscal 2016

The following table summarizes the awards made to our NEO under our 2012 Stock Incentive Plan (the “2012 Plan”) during the fiscal year ended June 30, 2016 (in thousands, except share data):

	Grant	Estimated Future payouts under non-equity incentive plan awards ($)	Estimated future payouts under equity incentive plan awards (#)			All other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Shares of Stock		Exercise Price of Option Awards	Grant Date Of Fair Value of Stock and Option Awards
Name	Date	Target	Threshold	Target	Maximum	or Units (#)	or Unit (#)		($)	($)
Paul Forgue, Chief Financial Officer and Chief Operations Officer	12/15/15	NA	NA	NA	NA	-	70,000	(1)	2.50	100
	3/15/16	NA	NA	NA	NA	-	30,000	(2)	2.50	30

(1)	The amount represents the aggregate grant date fair value of restricted stock unit award computed in accordance with ASC 718 and does not reflect compensation actually received by the NEO. The stock options were granted on December 15, 2015 under our 2012 Plan vests annually over four years beginning on the date of grant and is subject to change in control vesting and continued employment. There can be no assurance that any stock awards will be earned or vest, or that the value upon issuance of the underlying shares will approximate the aggregate grant date fair value determined under ASC 718. For additional information on the valuation assumptions with respect to the expense, refer to the Note 10 — Stock Based Compensation to our consolidated financial statements in Form 10-K for the year ended June 30, 2016, as filed with the SEC.

(2)	The amount represents the aggregate grant date fair value of restricted stock unit award computed in accordance with ASC 718 and does not reflect compensation actually received by the NEO. The stock options were granted on March 15, 2016 under our 2012 Plan vests annually over four years beginning on the date of grant and is subject to change in control vesting and continued employment. There can be no assurance that any stock awards will be earned or vest, or that the value upon issuance of the underlying shares will approximate the aggregate grant date fair value determined under ASC 718. For additional information on the valuation assumptions with respect to the expense, refer to the Note 10 — Stock Based Compensation to our consolidated financial statements in Form 10-K for the year ended June 30, 2016, as filed with the SEC.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding grants of plan-based awards in fiscal year 2016 to the below NEO under our 2012 Plan:

	Option Awards				Restricted Stock Units
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units Not Vested (#)	Market Value of Shares($)(000’s)
Paul Forgue, Chief Financial Officer and Chief Operations Officer	75,000	75,000	5.00	6/25/2024	43,750	150
	17,500	17,500	2.50	12/15/2025
	7,500	22,500	2.50	3/15/2026

Restricted Stock Vested During Fiscal 2016

The following table sets forth information concerning the restricted stock award that vested to the below NEO during fiscal 2016, including the value they realized on such vesting (in thousands, except share data):

	Restricted Stock Units
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Paul Forgue	21,875	33

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to the securities authorized for issuance under equity compensation plans is set forth below:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by stockholders	250,000	$4.00	129,728
2012 Stock Incentive Plan not approved by stockholders	-	-	-
Total	250,000	$4.00	129,728

Administration

Our Board of Directors or a committee of our Board of Directors will administer the 2012 Plan. In the case of awards intended to qualify as “performance based compensation” within the meaning of Section 162(m) of the Internal Revenue Code (the “Code”), the committee will consist of two (2) or more “outside directors” within the meaning of Section 162(m) of the Code. The administrator will have the power to determine and interpret the terms and conditions of the awards, including the employees, directors and consultants who will receive awards, the exercise price, the number of shares subject to each such award, the vesting schedule and exercisability of the awards, the restrictions on transferability of awards and the form of consideration payable upon exercise. The administrator also will have the authority to institute an exchange program whereby the exercise prices of outstanding awards may be reduced or outstanding awards may be surrendered or cancelled in exchange for other awards of the same type (which may have higher or lower exercise prices) or awards of a different type.

Stock Options

The 2012 Plan allows for the grant of incentive stock options that qualify under Section 422 of the Code only to our employees and employees of any parent or subsidiary of ours. Non-qualified stock options may be granted to our employees, directors, and consultants and those of any parent or subsidiary of ours. The exercise price of all options granted under the 2012 Plan must at least be equal to the fair market value of our Class A common stock on the date of grant. The term of an incentive stock option may not exceed ten (10) years, except that with respect to any employee who owns more than ten percent (10%) of the voting power of all classes of our outstanding stock or any parent or subsidiary corporation as of the grant date, the term must not exceed five (5) years, and the exercise price must equal at least one hundred ten percent (110%) of the fair market value on the grant date.

After the continuous service of an employee, director or consultant terminates, he or she may exercise his or her option, to the extent vested, for the period of time specified in the option agreement. However, an option may not be exercised later than the expiration of its term.

On June 25, 2014, we granted stock options to Mr. Forgue, our Chief Financial Officer and Chief Operations Officer, which vest annually over four years and had a fair value at date of grant of $0.4 million. Equity compensation is expensed in our consolidated financial results of operations over the vesting period.

On December 15, 2015, we granted stock options to Mr. Forgue, our Chief Financial Officer and Chief Operations Office, which vest annually over four years and had a fair value at date of grant of $0.07 million. Equity compensation is expensed in our consolidated financial results of operations over the vesting period.

On March 15, 2016, we granted stock options to Mr. Forgue, our Chief Financial Officer and Chief Operations Office, which vest annually over four years and had a fair value at date of grant of $0.03 million. Equity compensation is expensed in our consolidated financial results of operations over the vesting period.

Stock Appreciation Rights

The 2012 Plan allows for the grant of stock appreciation rights. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our Class A common stock between the date of grant and the exercise date. The administrator will determine the terms of stock appreciation rights, including when such rights become exercisable and whether to pay the increased appreciation in cash or with shares of our Class A common stock, or a combination thereof, except that the base appreciation amount for the cash or shares to be issued pursuant to the exercise of a stock appreciation right will be no less than one hundred percent (100%) of the fair market value per share on the date of grant. After the continuous service of an employee, director or consultant terminates, he or she may exercise his or her stock appreciation right, to the extent vested, only to the extent provided in the stock appreciation right agreement.

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

Restricted Stock Units

The 2012 Plan allows for the grant of restricted stock units. Restricted stock units are awards that will result in payment to a recipient at the end of a specified period only if the vesting criteria established by the administrator are achieved or the award otherwise vests. The administrator may impose whatever conditions to vesting, restrictions and conditions to payment it determines to be appropriate. The administrator may set restrictions based on the achievement of specific performance goals or on the continuation of service or employment. Payments of earned restricted stock units may be made, in the administrator’s discretion, in cash, with shares of our Class A common stock or other securities, or a combination thereof.

On December 15, 2015, we granted 45,180 restricted stock units to certain directors on our Board. They vest over a one year period.

Dividend Equivalent Rights

The 2012 Plan allows for the grant of dividend equivalent rights. Dividend equivalent rights are awards that entitle the recipients to compensation measured by the dividends we pay with respect to our Class A common stock.

Transferability of Awards

The 2012 Plan allows for the transfer of awards under the 2012 Plan only (i) by will, (ii) by the laws of descent and distribution and (iii) for awards other than incentive stock options, to the extent authorized by the administrator. Only the recipient of an incentive stock option may exercise such award during his or her lifetime.

Certain Adjustments

In the event of certain changes in our capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2012 Plan, the administrator will make adjustments to one or more of the number or class of shares that are covered by outstanding awards, the exercise or purchase price of outstanding awards, the numerical share limits contained in the 2012 Plan, and any other terms that the administrator determines require adjustment. In the event of our complete liquidation or dissolution, all outstanding awards will terminate immediately upon the consummation of such transaction.

Corporate Transactions and Changes in Control

The 2012 Plan provides that in the event of a corporate transaction, as defined in the 2012 Plan, each outstanding award will terminate upon the consummation of the corporate transaction to the extent that such awards are not assumed by the acquiring or succeeding corporation. Prior to or upon the consummation of a corporate transaction or a change in control, as defined in the 2012 Plan, an outstanding award may vest, in whole or in part, to the extent provided in the award agreement or as determined by the administrator in its discretion. The administrator may condition the vesting of an award upon the subsequent termination of the recipient’s service or employment within a specified period of time following the consummation of a corporate transaction or change in control. The administrator will not be required to treat all awards similarly in the event of a corporate transaction or change in control.

Plan Amendments and Termination

The 2012 Plan will automatically terminate ten (10) years following the date it becomes effective, unless we terminate it sooner. In addition, our Board of Directors has the authority to amend, suspend or terminate the 2012 Plan provided such action does not impair the rights under any outstanding award unless mutually agreed to in writing by the recipient and us.

Employment, Severance and Change-in-Control Arrangements

Currently none of our NEOs serve pursuant to a written or oral employment agreement. Mr. Forgue’s compensation package is as follows:

•	an annual base salary of $275,000

If Mr. Forgue’s employment is terminated by us without “good cause” or by Mr. Forgue for “good reason” , Mr. Forgue will be entitled to all compensation earned and all benefits and reimbursements due through the effective date of termination. If upon such a termination, Mr. Forgue executes a general release of claims, he will also be entitled to the following:

•	a lump sum severance payment equal to six months of the month salary rate in effect;

•	payment of six months of COBRA continuation coverage; and

•	acceleration of all of Mr. Forgue’s outstanding equity awards that are not otherwise exercisable.

On October 3, 2016, Mr. Forgue resigned from the Company with an effective date of October 23, 2016.

Advisory Vote on Executive Compensation

As an emerging growth company, we are not required to hold a non-binding advisory vote (“say-on-pay vote”) on the compensation of our named executive officers.

Limitations of Liability and Indemnification Matters

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

In addition, we maintain standard policies of insurance under which coverage is provided to our directors and officers against loss arising from claims made by reason of breach of duty or other wrongful act, and to us with respect to payments which may be made by us to such directors and officers pursuant to the above indemnification provisions or otherwise as a matter of law. We also make available standard life insurance and accidental death and disability insurance policies to our employees.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Class A and Class B common stock as of June 30, 2016 (i) by each person who is known by us to beneficially own more than 5% of the outstanding shares of our Class A common stock, (ii) by each of our directors, (iii) by each of our Executive Officers, and (iv) by all directors and executive officers as a group.

The table is based upon information supplied by directors, officers and principal stockholders. Applicable percentage ownership for each stockholder is based on 4,306,609 shares of Class A common stock and 7 shares of Class B Common Stock, outstanding as of June 30, 2016, together with applicable vested restricted stock units for such stockholders. Beneficial ownership is determined in accordance with the SEC rules and generally includes voting or investment power with respect to securities, subject to community property laws where applicable. Shares of common stock subject to restricted stock awards are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not treated as outstanding for computing the percentage ownership of any other person.

Name and Address	Class A Common Stock	Class B Common Stock	Class A Percentage of Shares Beneficially Owned	Class B Percentage of Shares Beneficially Owned
BARD ASSOCIATES	445,644	-	10.35%	-

NORTH STAR INVESTMENT MANAGEMENT CORPORATION	978,353	-	22.72%	-

1987-1988 RICHARD C. BLUM IRREVOCABLE CHILDREN’S TRUST	680,000	-	15.79%	-

Directors and Officers

MARCUS BENEDETTI	5,264	-	0.12%	-

DANIEL A. CARROLL	38,700	1	0.90%	14%

HEATH E. DOLAN	34,000	1	0.79%	14%

PAUL E. DOLAN, III	38,600	1	0.90%	14%

PAUL FORGUE	61,905	-	1.44%	-

JOHN D FRUTH	12,181	-	0.28%	-

BARRIE GRAHAM	43,325	1	1.01%	14%

PHILLIP L. HURST	440	1	0.01%	14%

PAUL J. WEBER	-	-	-	-

All directors and executive officers as a group (9 persons)	233,515	5	5.4%	70%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures Regarding Related Party Transactions

Our Board of Directors reviews related party transactions for potential conflict of interest issues. Our Board of Directors has adopted a written related party transaction policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness or employment by us or a related person.

Grape and Bulk Wine Agreements

We enter into grape and bulk wine purchase agreements from time to time with entities in which our executives and/or founders have financial interests.  We have entered into such arrangements with:

•	Ghianda Rose Vineyard, which is owned by Diana Fetzer, wife of Paul E. Dolan, III, a member of our Board of Directors.

•	Gobbi Street Vineyards, which is partly owned by Diana Fetzer and Paul E. Dolan, III’s daughter, Nya Kusakabe.

•	Dark Horse Farming Company, which is owned by Paul E. Dolan, III (75%), and Heath E. Dolan (25%).

•	Premium Wine Storage, which is owned by Paul E. Dolan, III (33%) and Heath E. Dolan (33%).

We believe these arrangements reflect substantially the same market terms we would receive in transactions with unaffiliated third parties. However, if we fail to receive market terms for these transactions or other similar transactions in the future, our profits could be reduced.

During the fiscal year 2016, payments of $46K, $216K and $205K to Dark Horse Farming Company, Gobbi Street Vineyards, and Ghianda Rose Vineyard, respectively were made.

Security Agreements and Limited Guaranties

The bank borrowings are collateralized by substantially all of the Company’s assets. Additionally, certain LLC members who are also executive officers and/or directors of the Company, as well as certain trusts and other entities under their control (together, the “Guarantors”), have entered into limited guarantee agreements which guarantee the payment to the bank of all sums presently due and owning and all sums which shall in the future become due and owning. The liability of the individual Guarantors ranges from 23% to 61% of the sum of all obligations due plus the costs, expenses and interest associated with the collection of amounts recoverable under the guaranties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than ten percent (10%) of our common stock, who are hereinafter collectively referred to as the Reporting Persons, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership of our common stock on Forms 3, 4 and 5. Reporting Persons are required by applicable SEC rules to furnish us with copies of all such forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. To our knowledge, based solely on our review of the copies of the Forms 3, 4 and 5 received by us during the fiscal year ended June 30, 2016 and written representations that no other reports were required, we believe that all reports required to be filed by such persons with respect to the Company’s fiscal year ended June 30, 2016, were timely filed.

Director Independence

Our common stock is listed on The NASDAQ Capital Market. As required under the listing standards of NASDAQ, a majority of the members of the Board must qualify as “independent” as affirmatively determined by the board of directors. Our Board has affirmatively determined that the following five directors are independent within the meaning of the applicable NASDAQ listing standards: Messrs. Benedetti, Carroll, Graham, Fruth and Weber.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Burr Pilger Mayer, Inc. served as our independent accountant for the fiscal years ended June 30, 2016 and 2015. The following table sets forth the aggregate amount of various professional fees billed by our principal accountants (in thousands):

	Years Ended June 30,
	2016	2015
Audit fees(1)	$281	$371
Audit-related fees(1)	-	-
Total audit and audit-related fees	$281	$371

(1)	All audit and audit-related fees are approved by the Audit Committee of the Board of Directors.

Audit Fees. Audit fees consist of aggregate fees for professional services in connection with the audit of our annual financial statements, quarterly reviews of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings. All audit fees are approved by the Board of Directors.

Audit-Related Fees. Audit-related fees consist of aggregate fees for assurance and related services related to the audit or review of our financial statements that are not reported under “Audit Fees” above.

The following table sets forth the aggregate amount of professional tax fees billed by our independent tax accountants (in thousands):

	Years Ended June 30,
	2016	2015
Deloitte tax fees(1)(2)	$17	$111
Burr, Pilger Mayer, Inc. tax fees(1)(3)	0	3
Alvarez & Marsal Taxand LLC tax fees(1)(4)(5)	37	-
Total tax fees	$54	$114

(1)	All tax fees are approved by the Audit Committee of the Board of Directors.
(2)	Fees for tax services billed in the fiscal years ended June 30, 2016 and 2015 performed by Deloitte.
(3)	Fees for tax services billed in the fiscal year ended June 30, 2015 performed by Burr, Pilger Mayer, Inc.
(4)	Fees for tax services billed in the fiscal year ended June 30, 2016 performed by Alvarez & Marsal Taxand LLC.
(5)	These fees do not include services for the preparation of the June 30, 2016 tax return. It has not been prepared at the time of this 10-K/A.

Tax Fees. Tax fees consist of aggregate fees for professional services for tax compliance, tax advice and tax planning, primarily, fees related to tax preparation services.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

Pre-Approval Policies and Procedures

Our Audit Committee has established procedures for pre-approval of audit and non-audit services as set forth in the Audit Committee Charter. The Audit Committee considers whether the audit and audit-related fee provisions disclosed above are compatible with maintaining Burr Pilger Mayer, Inc.’s independence and has so determined that the services provided by Burr Pilger Mayer, Inc. are compatible with maintaining Burr Pilger Mayer, Inc.’s independence. The Audit Committee pre-approved audit services provided to us by Burr Pilger Mayer, Inc. in fiscal year 2016.

The Audit Committee pre-approves all tax services performed by Deloitte and Burr Pilger Mayer, Inc. The Audit Committee pre-approved tax services provided to us by Deloitte and Alvarez & Marsal Taxand, LLC in fiscal year 2016.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on October 27, 2016.

TRUETT-HURST, INC.
By:	/s/ Phillip L. Hurst
Phillip L. Hurst
Chief Executive Officer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip L Hurst
Phillip L Hurst	President and Chief Executive Officer (Principal Executive Officer)	October 27, 2016

/s/ Paul Forgue
Paul Forgue	Chief Financial Officer & Chief Operations Officer	October 27, 2016

/s/ Marcus Benedetti
Marcus Benedetti	Director	October 27, 2016

/s/ Daniel A Carroll
Daniel A Carroll	Director	October 27, 2016

/s/ Heath A Dolan
Heath A Dolan	Director	October 27, 2016

/s/ Paul E Dolan III
Paul E Dolan III	Director & Secretary	October 27, 2016

/s/ John D Fruth
John D Fruth	Director	October 27, 2016

/s/ Barrie Graham
Barrie Graham	Director	October 27, 2016

/s/ Paul Weber
Paul Weber	Director	October 27, 2016