Form 10-Q
period 2016-09-30
Truett-Hurst, Inc.
filed 2016-11-14
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

Yes   ☒     No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class A	Number of Shares Outstanding
Common stock, $0.001 par value per share	4,306,609

TRUETT-HURST, INC. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data/per share data)

	September 30, 2016	June 30, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,324	$4,043
Accounts receivable	3,890	2,678
Inventories, net	21,666	19,918
Bulk wine deposits	-	271
Other current assets	215	125
Total current assets	30,095	27,035

Property and equipment, net	5,560	5,583
Intangible assets, net	498	496
Other assets, net	367	391
Total assets	$36,520	$33,505

Liabilities and Equity
Current liabilities:
Lines of credit	$10,034	$10,311
Accounts payable	4,055	1,351
Accrued expenses	976	820
Depletion allowance	612	610
Due to related parties	64	-
Accrual for sales returns	34	528
Current maturities of long term debt	512	475
Total current liabilities	16,287	14,095

Long term debt, net of current maturities	3,363	3,189
Total liabilities	19,650	17,284

Commitments and contingencies (Note 5)
Equity:
Stockholders’ equity
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized,
none issued and outstanding at September 30, 2016 and June 30, 2016	-	-
Class A common stock, par value of $0.001 per share, 15,000,000 authorized,
4,306,609 issued and outstanding at September 30, 2016 and June 30, 2016	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized, 7
issued and outstanding at September 30, 2016 and June 30, 2016	-	-
Additional paid-in capital	15,889	15,794
Accumulated deficit	(5,283)	(5,600)
Total Truett-Hurst, Inc. equity	10,610	10,198
Noncontrolling interest	6,260	6,023
Total equity	16,870	16,221
Total liabilities and equity	$36,520	$33,505

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data/per share data)

(unaudited)

	Three Months Ended
	September 30,
	2016	2015
Sales	$6,102	$6,533
Less excise tax	(216)	(163)
Net sales	5,886	6,370

Cost of sales	4,056	4,220

Gross profit	1,830	2,150

Operating expenses:
Sales and marketing	1,224	1,438
General and administrative	812	891
Loss (gain) on disposal of assets	17	(1)
Total operating expenses	2,053	2,328

Loss from operations	(223)	(178)

Other income (expense):
Interest expense, net	(80)	(83)
Gain on termination of lease	844	-
Other	14	(93)
Total other income (expense), net	778	(176)
Net income (loss) before income taxes	555	(354)
Income tax expense	1	-
Net income (loss) from continuing operations	554	(354)
Income from discontinued operations, net of tax	-	16
Net income (loss) attributable to Truett-Hurst, Inc. and H.D.D. LLC	554	(338)
Net (income) loss attributable to noncontrolling interest: H.D.D. LLC	(237)	126
Net income (loss) attributable to Truett-Hurst, Inc.	$317	$(212)

Net income (loss) per share:
Basic weighted avg shares	$0.07	$(0.05)
Diluted weighted average shares	$0.04	$-

Weighted average shares used in computing net income (loss) per share:
Basic weighted average shares	4,306,609	4,027,183
Diluted weighted average shares	7,675,917	-

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$554	$(338)
Income from discontinued operations, net of tax	-	(16)
Net income (loss) from continuing operations	554	(354)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	200	154
Reserve for assets to be abandoned	127	-
Stock-based compensation	95	86
(Gain) loss on fair value of interest rate swap	(23)	72
Loss (gain) on disposal of assets	17	(1)

Changes in operating assets and liabilities, net
Accounts receivable	(1,212)	(797)
Inventories	(1,748)	(2,148)
Bulk wine deposit	271	320
Other current assets	(90)	176
Accounts payable	2,704	1,972
Accrued expenses	179	401
Depletion allowance	2	(100)
Accrual for sales returns	(494)	(6)
Due to related parties	64	200
Cash provided by discontinued operations	-	62
Net cash provided by operating activities	646	37

Cash flows from investing activities:
Acquisition of property and equipment	(288)	(260)
Acquisition of intangible and other assets	(15)	(42)
Proceeds from sale of assets	4	2
Net cash used in investing activities	(299)	(300)

Cash flows from financing activities:
Net (payments on) proceeds from line of credit	(277)	961
Proceeds from long-term debt	387	481
Payments on long-term debt	(176)	(85)
Net cash (used in) provided by financing activities	(66)	1,357

Net change in cash and cash equivalents	281	1,094
Cash and cash equivalents at beginning of period	4,043	1,578
Cash and cash equivalents at end of period	$4,324	$2,672

Supplemental disclosure of cash flow information:
Cash paid for interest	$80	$81
Cash paid for income taxes	$1	$-

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

On January 25, 2016, the LLC sold its fifty percent interest in The Wine Spies, LLC (“Wine Spies”) with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in the unaudited interim condensed consolidated financial statements. The gain on the sale along with the current year results have been recorded in the statements of operations as part of discontinued operations. Prior periods have been accounted for on a consistent basis.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The accompanying unaudited condensed consolidated financial statements were prepared on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, and, in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim period presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 28, 2016.

Quantities or results referred to as “to date” or “as of this date” mean as of or to September 30, 2016, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported consolidated results of continuing operations.

Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The update sets forth a requirement for companies to classify deferred tax assets and liabilities as non-current amounts on the balance sheet. It is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15: Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. The update sets forth guidance on eight specific cash flow issues. The amendment is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU.

NOTE 2 – INVENTORIES

Inventories comprise:

	September 30, 2016	June 30, 2016
	(in thousands)
Grapes and bulk wine	$9,204	$8,413
Bottled wine	12,150	11,262
Bottling materials and other	330	322
	21,684	19,997
Less: inventory reserves	(18)	(79)
Total inventories	$21,666	$19,918

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT, net

Property and equipment, net comprise:

	September 30, 2016	June 30, 2016
	(in thousands)
Land and land improvements	$3,231	$3,231
Building and improvements	1,380	1,380
Machinery and equipment	2,065	1,935
Vineyard development	554	554
Vineyard equipment	88	88
Furniture and fixtures	277	262
Leasehold improvements	190	190
Vehicles	85	85
	7,870	7,725
Less: accumulated depreciation and amortization	(2,183)	(2,142)
Reserve for abandoned assets	(127)	-
Total property and equipment, net	$5,560	$5,583

During the quarter the Company recorded a reserve for assets that will be abandoned when the tasting room is vacated based on the litigation settlement. See Litigation section of Note 5 below.

Total depreciation and amortization expense for the three months ended September 30, 2016 and September 30, 2015 was $0.2 million.

NOTE 4 – BORROWINGS

The Company’s indebtedness is comprised primarily of bank loans including lines of credit and long term debt.

Lines of Credit

In July 2016, all lines of credit were extended until July 31, 2017.

In July 2016, the capital equipment line of credit from the prior fiscal year was converted to a term loan. The interest rate on the loan is 3.95% with a maturity date of July 1, 2020 and monthly payments of $0.08 million.

The credit facilities, which mature on July 31, 2017, include (a) a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the London Interbank Offered Rate (“LIBOR”), (b) a capital equipment line with a maximum commitment of $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows our bank to enter into any spot or forward transaction to purchase or sell a foreign currency. The Company did not use the foreign exchange facility during the three months ended September 30, 2016.

The credit facilities are secured by a pledge of substantially all of the Company’s assets with guarantees from the LLC members. The bank borrowings contain usual and customary covenants, including, among others, limitations on incurrence of senior indebtedness, the making of loans and advances, investments, acquisitions, and capital expenditures, the incurrence of liens, and the consummation of mergers and asset sales. The loan maintains the minimum current assets to current liabilities ratio covenant (measured quarterly) and the maximum debt to effective tangible net worth ratio covenant (measured quarterly). As of July 29, 2016, the previous minimum EBITDA covenant was replaced with a minimum debt service coverage ratio (measured quarterly on a trailing twelve-month basis).

Long Term Debt

Long term debt comprises:

		September 30, 2016	June 30, 2016
		(in thousands except payment information)
Long term debt:
Note 1	(1)	$2,817	$2,851
Note 2	(2)	101	120
Note 3	(3)	223	244
Note 4	(4)	-	57
Note 5	(5)	362	392
Note 6	(6)	372	-
		3,875	3,664
Less: current maturities		(512)	(475)
Total long term debt		$3,363	$3,189

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.

(2)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures January 15, 2018 at 3.75% interest.

(3)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 1, 2019; at 3.75% interest.

(4)	On November 30, 2014, the Company acquired the unrestricted use of the Stonegate trademark in exchange for a trademark release payment which is to be made over time and is accounted for as a note payable. The note payable has three equal installments: a) within five days of November 30, 2014, b) on October 31, 2015, and c) on July 31, 2016. The note does not accrue interest outstanding on the principal. An imputed interest rate of 5.5% was assessed under GAAP and the impact was considered immaterial.

(5)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $11,267, matures July 1, 2019; at 3.90% interest.

(6)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $8,729, matures July 1, 2020; at 3.95% interest.

Future principal and interest payments for the long term debt as of September 30, 2016 are as follows:

Years ending June 30,
(in thousands)
2017 (remaining nine months)	$383
2018	491
2019	434
2020	249
2021	144
Thereafter	2,174
3,875
Add: estimated interest payments	617
Total future principal and interest payments	$4,492

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases one of its tasting rooms and a winery production facility. The lease for both of these facilities was modified in July 2016. The modification calls for the Company to vacate the tasting room portion of the property no later than December 31, 2016, and the balance of the space no later than May 31, 2017. See Litigation section of Note 5 below. The future lease commitments as presented below give effect to the modified lease terms.

The Company has two lease agreements for administrative office space. Both are three-year leases with an end date of October 31, 2019. One of these leases contains three one-year renewal options with adjustment to market rates.

Lease payments for these facilities were $0.08 million and $0.1 million for the three months ended September 30, 2016 and September 30, 2015, respectively.

Future lease commitments are:

Years ending June 30,
(in thousands)
2017 (remaining nine months)	$189
2018	84
2019	90
2020	31
Thereafter	-
Total future lease payments	$394

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Supply Contracts

The Company enters into short and long term contracts with third-parties and related party growers to supply a portion of its future grape and bulk wine inventory requirements. The grape commitments for the fiscal year 2017 were received in the first quarter of FY17. The Company did not extend a large contract for the purchase of bulk wine to future years. Future minimum grape and bulk wine inventory purchase commitments are as follows:

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2018	$520	57	$577
2019	310	-	310
Total grape and bulk purchase commitments	$830	$57	$887

At September 30, 2016, total future purchase commitments for finished goods were approximately $1.8 million and are expected to be fulfilled during fiscal 2018.

Production & Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2016 harvest. The current bottling contract requires a minimum of 200,000 cases at $2.40 per case to be bottled in a one year period. The Company currently stores approximately 82% of its bulk wine inventory in a storage location owned by a related party. The terms of the storage agreement are on the same basis as similar non-related party agreements.

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

On January 29, 2016, Mendocino Wine Group (“MWG”) filed a complaint against Phil Hurst (“Hurst”) and H.D.D., LLC (“LLC”). The complaint alleges that, prior to January 2012, Hurst and LLC aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Dolan's contract with Thornhill Management Company (the manager of MWG), and aided and abetted Dolan's interference with MWG's economic advantage. LLC denies the claims, denies all wrongdoing, and denies that they caused any harm to MWG. A trial date has been set for January 27, 2017. No amount has been recorded in the condensed consolidated financial statements related to this suit.

The Company settled outstanding litigation related to the lease of one of its tasting rooms and a winery production facility, in exchange for payment of $1.0 million to LLC, quitclaimed certain rights, and modified its lease such that the Company will vacate the tasting room portion of the property no later than December 31, 2016, and the balance of the space no later than May 31, 2017. The Company received a payment of $0.7 million during the first quarter of FY17. The balance of $0.3 million is held in an escrow account with payments due on December 31, 2016 with the vacancy of the tasting room and on May 31, 2017 with the vacancy of the winery production facility. The $0.3 million receivable is recorded in accounts receivable on the condensed consolidated balance sheets. The entire $1.0 million was recorded as a gain in other income on the condensed consolidated statements of operations. The gain was offset by a reserve for abandoned assets in the amount of $0.1 million. The $0.1 million represents the book value of assets that will be left at the property when the Company vacates on December 31, 2016.

Exchange and Tax Receivable Agreement

The Company has an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers.  Under the exchange agreement, each LLC member (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at the Company’s election. In connection with the exchange agreement, the Company has a tax receivable agreement (“TRA”) with the LLC members. The agreement provides for the payment from time to time, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) increases in tax basis resulting from the exchange of LLC Units and (ii) certain other tax benefits related to the Company entering into the agreement, including tax benefits attributable to payments under the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC. The term of the agreement will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the agreement for an amount based on the agreed payments remaining to be made under the agreement or the corporate taxpayer breaches any of its material obligations under the agreement in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the agreement.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Indemnification

From time to time the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third-parties. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded at September 30, 2016 and September 30, 2015 for these obligations on the consolidated balance sheets.

NOTE 6 – DISCONTINUED OPERATIONS

On January 25, 2016, the LLC sold its fifty percent interest in The Wine Spies, LLC (“Wine Spies”) with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in the condensed consolidated financial statements. The gain on the sale along with the prior year results have been recorded in the consolidated statement of operations as part of discontinued operations. The Company has no continuing relationship with Wine Spies. For the three months ended September 30, 2015, net income from discontinued operations was $0.02 million. Earnings per share from discontinued operations was less than one cent.

NOTE 7 – STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company has granted restricted stock awards, stock options and restricted stock units to employees, directors and non-employees under its 2012 Stock Incentive Plan. As of September 30, 2016, the 2012 Plan has 1.0 million shares reserved for issuance and a total of 0.1 million shares available to be issued.

A summary of the activity for restricted stock awards is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	5,263	$3.80	-	$8
Granted	-	-	-	-
Released	-	-	-	-
Vested	-	-	-	-
Forfeited, cancelled or expired	-	-	-	-
Outstanding at September 30, 2016	5,263	$3.80	1.21	$8
Expected to vest at September 30, 2016	5,263	$3.80	1.21	$8

A summary of the activity for restricted stock units is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	88,930	$3.30	-	$143
Granted	-	-	-	-
Released	-	-	-	-
Vested	-	-	-	-
Forfeited, cancelled or expired	-		-	-
Outstanding at September 30, 2016	88,930	$3.30	1.94	$143
Expected to vest at September 30, 2016	88,930	$3.30	1.94	$143

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

A summary of the activity for stock options is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	465,000	$2.95	-	$-
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited, cancelled or expired	(25,000)	-	-	-
Outstanding at September 30, 2016	440,000	$2.97	9.04	$-
Options Vested	100,000	$4.38
Options Non-Vested	340,000	$2.56	-	$-
Options Exercisable	100,000	$4.38	-	-

The following table summarizes stock-based compensation included in the condensed consolidated statements of operations for the three months ended September 30, 2016 and September 2015:

	Three Months Ended
	September 30,
	(in thousands)
	2016	2015
Sales and marketing	$10	$11
General and administrative	85	75
Total stock-based compensation	$95	$86

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the condensed consolidated balance sheets of financial assets and liabilities are all categorized as Level 1. They include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which approximated their fair values due to the short-term nature of these financial assets and liabilities. The carrying amount of the Company’s debt approximates its fair value based on prevailing interest rates and time to maturity.

In October 2012, the Company executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and Ten-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value on the condensed consolidated balance sheets. Changes in the fair value of this instrument have been recognized in the condensed consolidated statements of operations in other expense. The maturity date of the swap is May 31, 2022. At June 30, 2016 and September 30, 2016, the interest rate swap balance was ($0.1) million for both the fair value and the Level 2 value. The balance for the interest rate swap is included in accrued expenses on the consolidated balance sheet.

NOTE 9 – INCOME TAXES

For the three months ended September 30, 2016, the Company recorded income tax expense of $.001 and had an effective tax rate of less than 1%. The Company's effective tax rate is a function of:

•	A rate benefit attributable to the fact that HDD operates as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the earnings are not subject to corporate level taxes.
•	Operating losses for the periods or utilization of net operating loss carryforwards.

•	Recording a full valuation allowance against net deferred tax assets as the Company has determined that it is more likely than not that the future tax benefits would not be realized. The Company did not record a deferred tax asset during the three months ended September 30, 2016.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

There were no unrecognized tax benefits at September 30, 2016 and the Company did not incur any income tax related interest expense or penalties related to uncertain tax positions.

NOTE 10 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company’s primary reporting segments are identified as wholesale and direct to consumer.

Wholesale sales include the retail exclusive brand label model and other brands sold through the three-tier distribution system. Direct to consumer sales occur through the Company’s tasting rooms and wine clubs. Operating and other expenses are not allocated between operating segments; therefore, operating and net income (loss) information for the respective segments is not available. In addition, discrete financial information related to segment specific assets is not available. Sales and cost of sales are reported by segment.

The following tables reflect net sales, cost of sales and gross profit by segment for continuing operations for each of the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,
	(in thousands)
	Wholesale		Direct to Consumer		Total
	2016	2015	2016	2015	2016	2015
Net Sales	$4,510	$5,109	$1,376	$1,261	$5,886	$6,370
Cost of Sales	3,538	3,800	518	420	4,056	4,220
Gross Profit	$972	$1,309	$858	$841	$1,830	$2,150
Gross Profit %	21.6%	25.6%	62.3%	66.7%	31.1%	33.8%

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

			Percentage of Total
	Percentage of Wholesale Sales		Accounts Receivable
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Customer A	14%	36%	10%	39%
Customer B	37%	25%	38%	25%
Customer C	-	-	13%	10%

International sales were $0.3 million for the three months ended September 30, 2016 and September 30, 2015.

NOTE 11 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, regarding strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to the Company and or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. The Company’s actual results may differ materially from the results discussed in or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, a reduction in the supply of grapes and bulk wine available to the Company; significant competition; any change in our relationships with retailers which could harm the Company’s business; the Company may not achieve or maintain profitability in the future; the loss of key employees; a reduction in our access to, or an increase in the cost of, the third-party services the Company uses to produce its wine; credit facility restrictions on the Company’s current and future operations; failure to protect, or infringement of, trademarks and proprietary rights; these factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Risks that may affect the Company’s operating results include, but are not limited to, those discussed in the “Risk Factors” section of its Annual Report on Form 10-K for fiscal 2016 filed with the Securities Exchange Commission (“SEC”) on September 28, 2016. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2016 and in other documents that the Company files from time to time with the SEC.

The unaudited interim condensed consolidated financial statements include the results of Truett-Hurst, Inc. and its subsidiary: H.D.D. LLC (“LLC”) (collectively, “we,” “Truett-Hurst” “our,” “us,” or “the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the general instructions for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. The disclosures do not include all the information necessary for audited financial statements in accordance with GAAP.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 28, 2016. In the opinion of our management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances have been eliminated. Unless otherwise indicated, the Notes to the unaudited condensed consolidated financial statements relate to the discussion of our continuing operations. The Company’s condensed consolidated financial statements reflect all of the Company’s accounts, including those of our controlled subsidiary and the portion of equity in a consolidated subsidiary that is not attributable to us, directly or indirectly, is presented as noncontrolling interests.

OVERVIEW OF BUSINESS

General

The Company is a holding company incorporated as a Delaware corporation and its sole asset is a controlling equity interest in H.D.D. LLC (the “LLC”). Unless the context suggests otherwise, references in this report to “Truett-Hurst,” the “Company,” “we,” “us” and “our” refer to Truett-Hurst, Inc. and its consolidated subsidiary. Truett-Hurst consolidates the financial results of the LLC and records a noncontrolling interest for the economic interest in the LLC it does not own. The Company’s amended and restated certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock.

Quantities or results referred to as “to date” or “as of this date” mean as of or to September 30, 2016, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year. For example, “FY16” and “fiscal year 2016” each refer to the fiscal year ended June 30, 2016. This Quarterly Report on Form 10-Q references certain trademarks and registered trademarks which may be trademarks or registered trademarks of their respective owners.

On January 25, 2016, the LLC sold its fifty percent interest in The Wine Spies, LLC (“Wine Spies”) with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in the Company’s condensed consolidated financial statements. The gain on the sale along with the current year results have been recorded in the condensed consolidated statements of operations on the discontinued operations line. Prior periods have been accounted for on a consistent basis.

The Company produces and sells premium, super-premium, and ultra-premium wines made generally from grapes purchased from California-based growers. In addition, the Company purchases semi-finished bulk wine under contract and opportunistically on the spot market. On a more limited basis, the Company also purchases finished goods from both foreign and domestic producers. The Company is headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. The Company owns its tasting room and winery in the Dry Creek Valley and leases the tasting room and winery located in the Russian River Valley. The wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Petite Sirah, Merlot and Cabernet Sauvignon and are sold across a number of price points via two distinct distribution channels: three-tier and direct to consumer. The business model is a combination of direct to consumer sales, traditional three-tier brand sales and retail exclusive brand sales. The Company owns, designs and develops its brands, including those developed and sold on a retailer exclusive basis. The brands are differentiated and marketed through innovative packaging and label designs.

Wines in the three-tier channel are sold to distributors with programs available to the broad market or to specific retailers on an exclusive basis. The traditional three-tier distribution business consists of sales of VML, Healdsburg Ranches, Colby Red and Bradford Mountain branded wines. Through the retail exclusive brand model, the Company works with retail partners to develop innovative brands which resonate with their customers and are intended to increase store traffic and expand exclusive brand sales. The retail exclusive model allows the Company to own the brands it creates, which the Company believes differentiates it from the traditional private label model, and allows it the option of expanding the brands into national and international markets, thereby increasing sales and building its brand equity.  The direct to consumer channel consists of sales of products produced by the Company through its tasting rooms, wine clubs and its winery websites.

Strategic Objectives

There are three primary categories into which the Company sells its wine: premium ($12 - $14 per bottle retail price), super-premium ($15 - $24 per bottle retail price), and ultra-premium ($25 - $49 per bottle retail price). The Company believes it can benefit from growth at the premium and above price points and continue to grow the business relying on its competitive strengths: its experienced and knowledgeable team; its relationships with the world’s top wine distributors and retailers; and its innovative approach to distribution and brand development. The Company intends to continue growing by:

•	Developing innovative retail exclusive products that meet the needs of wine retailers. The Company has a reputation for developing innovative retail exclusive brands and working with retailer partners on unique programs to support sales of those products. With branding expertise, the Company intends to continue innovation and build its market share with global wine retailers who are focused on increasing their profitability through retail exclusive offerings.

•	Growing the customer base to include additional major U.S. retail chains. The Company is actively pursuing relationships with the largest retail chains in the United States.

•	Expanding the direct to consumer business. The wine clubs continue to grow due to growing consumer awareness of the brands from targeted public relations, exciting wine club events and advertising. The direct to consumer business generally generates higher gross margins and the Company intends to continue building this distribution channel in order to further growth.

•	Marketing to key international markets. During FY14, the Company completed an agreement with the Trialto Wine Group, LTD, based in Vancouver Canada, creating a national partnership to distribute the Truett-Hurst family of brands throughout Canada. The Company also continues to review selective brand development and distribution opportunities in other international markets.

•	Developing new ways to engage customers and to distribute products. The Company continues to be discovery-oriented in its approach and is always looking for new innovations in and approaches to the global wine market. The Company believes that traditional wine marketing, to some degree, has stymied creativity and believes the innovative branding expertise allows the Company to rapidly capitalize on evolving customer demands.

RESULTS OF OPERATIONS

Factors Affecting Operating Results

Net sales are affected by advertising, discounts and promotions, merchandising, packaging and in the wholesale segment, the availability of display space at retailers, all of which have a significant impact on consumers’ buying decisions. Continued growth of net sales and profits will depend, substantially, on the continued popularity of the Company’s new and existing brands, its ability to effectively manage sales channels, and its ability to maintain sufficient product supply to meet expected growth in demand.

Cost of sales for the wholesale and direct to consumer segments includes wine-related inputs, such as grapes and semi-finished bulk wine, bottling materials, such as bottles, capsules, corks and labeling materials, labor and overhead expenses including inbound and outbound freight, storage and barrel depreciation.

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table compares the financial results by reporting segment:

	Three Months Ended September 30,
	(in thousands, except percentages)
	Wholesale		Direct to Consumer		Total
	2016	2015	2016	2015	2016	2015
Net Sales	$4,510	$5,109	$1,376	$1,261	$5,886	$6,370
Cost of Sales	3,538	3,800	518	420	4,056	4,220
Gross Profit	$972	$1,309	$858	$841	$1,830	$2,150
Gross Profit %	21.6%	25.6%	62.3%	66.7%	31.1%	33.8%

For the three months ended September 30, 2016, net sales decreased $0.5 million (7.6%) and consolidated gross profit margin decreased from 33.8% to 31.1%.

Wholesale net sales decreased 12% for the three months ended September 30, 2016. The decrease for the three months was due to the mix of product sold during the quarter.

Direct to consumer net sales increased 9.1% for the three months ended September 30, 2016. The increase in direct to consumer net sales was primarily due to continued efforts to grow the channel through wine club and tasting room sales, as well as special offers presented via email to wine club members and others.

International sales were $0.3 million for the three months ended September 30, 2016 and September 30, 2015.

Sales discounts and depletion allowances are recorded as a reduction of sales at the time of sale. For the three months ended September 30, 2016 and September 30, 2015, sales discounts and depletion allowances totaled $0.8 million and $1.1 million, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, advertising and other costs for marketing and promoting the Company’s products. Advertising costs are expensed as incurred and were $0.07 million and $0.2 million for the three months ended September 30, 2016 and September 30, 2015, respectively.

Sales and marketing expenses consist of the following:

	Three Months Ended September 30,
	In thousands, except percentages
	2016	2015	Increase (Decrease)	% Change
Sales and marketing	$1,224	$1,438	$(214)	-14.9%

Percentage of net sales	20.8%	22.6%	-1.8%

Sales and marketing expenses decreased 14.9% for the three months ended September 30, 2016 compared to the same period last fiscal year. The decrease is largely due to a reduction in point of sale expenses and storage fees, offset by increases in freight and outside services.

The amounts billed to customers for shipping and handling are recorded as sales and reported as the costs are incurred for shipping and handling as a sales and marketing expense. For the three months ended September 30, 2016 and September 30, 2015 shipping costs were $0.2 million and $0.3 million, respectively.

General and Administrative

General and administrative expenses include the costs associated with personnel, professional fees, insurance and other expenses related to administrative and compliance functions. General and administrative expenses consist of the following:

	Three Months Ended September 30,
	In thousands except percentages
	2016	2015	Increase (Decrease)	% Change

General and administrative	$812	$891	$(79)	-8.9%

Percentage of net sales	13.8%	14.0%	-.2%

General and administrative expense for the three months ended September 30, 2016 decreased compared to the same period in FY16 both in terms of absolute dollars and measured as a percentage of net sales. The decrease was largely due to decreases in personnel related costs and outside services offset by increases in legal and consulting expenses.

Interest Expense

Interest and loan fee amortization was $0.08 million for three months ended September 30, 2016 and September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary sources of available cash are from operations, bank borrowings and equity offerings. The Company’s primary cash needs are to fund working capital requirements (primarily inventory), capital expenditures for barrels and other equipment to facilitate production, repay indebtedness (interest and principal payments) and for other operating expenses. The Company is able to borrow against working capital assets (accounts receivable and inventory) via an asset based bank loan.

	September 30, 2016	June 30, 2016	Increase (Decrease)	% Change
	(in thousands, except percentages)
Working capital	$13,809	$12,940	$869	6.7%
Cash and cash equivalents	$4,324	$4,043	$281	6.9%

The lines of credit, which were refinanced on July 29, 2016, include (a) a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the LIBOR, (b) a capital equipment line of credit with a maximum commitment of $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows the Company to enter into any spot or forward transaction to purchase from or sell to the bank a foreign currency. The Company did not use the foreign exchange facility during the first quarter of FY17. These lines of credit mature on July 31, 2017.

The outstanding balances on the lines of credit are:

	September 30, 2016	June 30, 2016
	(in thousands)
Lines of Credit
Revolving line of credit	$10,000	$9,924
Equipment line of credit	34	386
Total lines of credit	$10,034	$10,311

Bank borrowings are collateralized by substantially all of the Company’s assets and are supported by guaranties from certain LLC members with significant ownership positions. Availability on the revolving line of credit is subject to a monthly borrowing base and compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), and a debt to effective tangible net worth ratio (measured quarterly). When the lines of credit were renewed on July 29, 2016, the previous minimum EBITDA covenant was replaced with a debt service coverage ratio (measured quarterly on a trailing twelve-month basis). The Company was in compliance in all material aspects with the covenants at September 30, 2016.

In July 2016, the capital equipment line of credit from the prior fiscal year was converted to a term loan. The interest rate on the loan is 3.95% with a maturity date of July 1, 2020 and monthly payments of $0.09 million.

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

Cash Flows

	Three Months Ended
	(in thousands)
	2016	2015	Increase (Decrease)
Net cash provided by operating activities	$646	$37	$609
Net cash used in investing activities	$(299)	$(300)	$(1)
Net cash provided by (used in) financing activities	$(66)	$1,357	$(1,423)

Operating Activities

For the three months ended September 30, 2016, net cash provided by operating activities was $0.6 million which was an increase of $0.6 million compared to the same period last fiscal year. The significant changes in cash flows provided by operating activities are attributable to a net improvement in working capital investment with increases in accounts payable and other accrued expenses offset by increases in inventory and accounts receivable.

Investing Activities

Cash used in investing activities was flat year over year with no significant changes to investment in property and equipment or intangible assets.

Financing Activities

Financing activities, which consisted entirely of net new borrowings from bank financing, used $0.06 million for the three months ended September 30, 2016. There was $0.3 million less drawn down on the Company’s lines of credit as well as more payments made than borrowed on notes payable to the bank.

Contractual Obligations and Commitments

Financing Agreements

The Company’s indebtedness is comprised primarily of bank loans including lines of credit and long term debt.

Lines of Credit

See discussion under “Liquidity and Capital Resources” above.

Long Term Debt

Long term debt consists of various notes payable to a bank secured by specific property and/or equipment. The total outstanding principal balance on all the notes as of September 30, 2016 was $3.4 million. The interest rates and maturity dates of the notes are described in Note 4 - “Borrowings” of the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Concentration of Credit Risk and Off-Balance Sheet Arrangements

The Company’s cash is held in highly rated credit institutions. Although the Company tries to limit the amount of credit exposure with any one financial institution, the Company does in the normal course of business, maintain cash balances in excess of federally insured limits.

Accounts receivable consists primarily of trade receivables from customers. The Company reviews accounts receivable regularly and makes estimates for an allowance when there is doubt as to the collectability of individual balances. The Company’s accounts receivable credit risk is not concentrated within any one geographic area. The Company has national distribution agreements with multi-state distributors and these distributors make up a significant amount of the accounts receivable; however, the Company believes the accounts receivable credit risk is limited. The Company has not experienced any material charge offs.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet risks related to foreign exchange contracts, option contracts or other foreign hedging arrangements.

The Company enters into short and long term contracts with third-parties and related party growers to supply a portion of its future grape and bulk wine inventory requirements. The grape commitments for the FY17 were received during the first quarter. The Company did not extend a large contract for the purchase of bulk wine to future years. Future minimum grape and bulk wine inventory purchase commitments are as follows:

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2018	$520	$57	$577
2019	310	-	310
Thereafter	-	-	-
Total grape and bulk purchase commitments	$830	$57	$887

At September 30, 2016, total future purchase commitments for finished goods total approximately $1.8 million and are expected to be fulfilled during fiscal 2018.

Production & Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2016 harvest. The current bottling contract requires a minimum of 200,000 cases at $2.40 per case to be bottled in a one year period. During FY16, the Company transferred approximately 82% of its bulk wine inventory to a storage location owned by a related party. The terms of the storage agreement are on the same basis as similar non-related party agreements.

Leases

During the first quarter of FY17, the Company modified a tasting room and winery production facility lease agreement as described in Part II, Item 1. Legal Proceedings. The future lease commitments as presented below give effect to the modified lease terms.

The Company has two lease agreements for administrative office space. Both are three leases with an end date of October 31, 2019. One of these leases contains three one-year renewal options with adjustment to market rates.

Lease payments for these facilities were $0.08 million and $0.1 million for three months ended September 30, 2016 and September 30, 2015, respectively.

Future lease commitments are:

Years ending June 30,
(in thousands)
2017 (remaining nine months)	$189
2018	84
2019	90
2020	31
Thereafter	-
Total future lease payments	$394

The Company settled outstanding litigation related to the lease of one of its tasting rooms and a winery production facility, in exchange for payment of $1.0 million to LLC, quitclaimed certain rights, and modified its lease such that the Company will vacate the tasting room portion of the property no later than December 31, 2016, and the balance of the space no later than May 31, 2017. The Company received a payment of $0.7 million during the first quarter of FY17. The balance of $0.3 million is held in an escrow account with payments due on December 31, 2016 with the vacancy of the tasting room and on May 31, 2017 with the vacancy of the winery production facility. The $0.3 million receivable is recorded in accounts receivable on the condensed consolidated balance sheets. The entire $1.0 million was recorded as a gain in other income on the condensed consolidated statements of operations. The gain was offset by a reserve for abandoned assets in the amount of $0.1 million. The $0.1 million represents the book value of assets that will be left at the property when the Company vacates on December 31, 2016.

Effects of Inflation and Changing Prices

The results of operations and financial condition have not been materially affected by inflation and changing prices; however, as agricultural commodities, grape and bulk wine prices experience certain levels of variability. The Company intends to pass along rising costs through increased selling prices, subject to normal competitive conditions. There can be no assurances, however, that the Company will be able to pass along rising costs through increased selling prices effectively. In addition, the Company continues to identify on-going cost savings initiatives.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Accounting Pronouncements

See Note 1 of the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for the summary of accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Truett Hurst is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Internal Controls over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and provide reasonable assurance, as of the end of the period covered by this report, that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely discussions regarding required disclosure.

Changes to Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, cannot provide absolute assurance due to its inherent limitations: it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human or other failures. A control system also can be circumvented in various ways, including, without limitation, by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, including, without limitation, unintentional errors or fraud. Because these inherent limitations are known features of the financial reporting process, it is possible to design and implement process safeguards to reduce such risk, however, such risk cannot be completely eliminated. As such, management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls over financial reporting will prevent or detect all misstatements, including without limitation, unintentional errors and fraud.

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

On January 29, 2016, Mendocino Wine Group (“MWG”) filed a complaint against Phil Hurst (“Hurst”) and H.D.D., LLC (the “LLC”). The complaint alleges that, prior to January 2012, Hurst and LLC aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Dolan's contract with Thornhill Management Company (the manager of MWG), and aided and abetted Dolan's interference with MWG's economic advantage. The LLC denies the claims, denies all wrongdoing, and denies that they caused any harm to MWG. A trial date has been set for January 27, 2017. No amount has been recorded in the condensed consolidated financial statements related to this suit.

The Company settled outstanding litigation related to the lease of one of its tasting rooms and a winery production facility, in exchange for payment of $1.0 million to the LLC, quitclaimed certain rights, and modified its lease such that the Company will vacate the tasting room portion of the property no later than December 31, 2016, and the balance of the space no later than May 31, 2017. The Company received a payment of $0.7 million during the first quarter of FY17. The balance of $0.3 million is held in an escrow account with payments due on December 31, 2016 with the vacancy of the tasting room and on May 31, 2017 with the vacancy of the winery production facility. The $0.3 million receivable is recorded in accounts receivable on the condensed consolidated balance sheets. The entire $1.0 million was recorded as a gain in other income on the condensed consolidated statements of operations. The gain was offset by a reserve for abandoned assets in the amount of $0.1 million. The $0.1 million represents the book value of assets that will be left at the property when the Company vacates on December 31, 2016.

ITEM 1A. RISK FACTORS

There have been no material changes in information regarding our risk factors as described in Item 1A of our Form 10-K as filed with the SEC on September 28, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 14th day of November, 2016.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	November 14, 2016
Phillip L. Hurst
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Evan B. Meyer	November 14, 2016
Evan B. Meyer
Chief Financial Officer
(Principal Financial/Accounting Officer)

