Form 10-Q
period 2016-12-31
Truett-Hurst, Inc.
filed 2017-02-14
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class A	Number of Shares Outstanding
Common stock, $0.001 par value per share	4,351,789

TRUETT-HURST, INC. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data/per share data)

	December 31, 2016	June 30, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26	$4,043
Accounts receivable	2,011	2,678
Inventories, net	19,755	19,918
Bulk wine deposits	-	271
Other current assets	111	125
Total current assets	21,903	27,035
Property and equipment, net	5,437	5,583
Intangible assets, net	501	496
Other assets, net	334	391
Total assets	$28,175	$33,505

Liabilities and Equity
Current liabilities:
Lines of credit	$4,881	$10,311
Accounts payable	1,492	1,351
Accrued expenses	667	1,348
Depletion allowance	500	610
Due to related parties	32	-
Current maturities of long term debt	516	475
Total current liabilities	8,088	14,095

Long term debt, net of current maturities	3,233	3,189
Total liabilities	11,321	17,284

Commitments and contingencies (Note 5)
Equity:
Stockholders’ equity
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized,
none issued and outstanding at December 31, 2016 and June 30, 2016	-	-
Class A common stock, par value of $0.001 per share, 15,000,000 authorized,
4,351,789 and 4,306,609 issued and outstanding at December 31, 2016 and June 30, 2016	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized, 7
issued and outstanding at December 31, 2016 and June 30, 2016	-	-
Additional paid-in capital	15,945	15,794
Accumulated deficit	(5,330)	(5,600)
Total Truett-Hurst, Inc. equity	10,619	10,198
Noncontrolling interest	6,235	6,023
Total equity	16,854	16,221
Total liabilities and equity	$28,175	$33,505

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data/per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Sales	$5,958	$8,748	$12,060	$15,280
Less excise tax	(221)	(242)	(438)	(405)
Net sales	5,737	8,506	11,622	14,875

Cost of sales	3,700	5,866	7,756	10,086

Gross profit	2,037	2,640	3,866	4,789

Operating expenses:
Sales and marketing	1,380	1,384	2,604	2,822
General and administrative	706	719	1,518	1,609
Loss (gain) on disposal of assets	26	-	43	(1)
Total operating expenses	2,112	2,103	4,165	4,430

(Loss) income from operations	(75)	537	(299)	359

Other income (expense):
Interest expense, net	(96)	(86)	(176)	(169)
Other	101	25	959	(69)
Total other income (expense), net	5	(61)	783	(238)
Net (loss) income before income taxes	(70)	476	484	121
Income tax expense	(1)	(1)	(2)	(1)
Net (loss) income from continuing operations	(71)	475	482	120
Income from discontinued operations, net of tax	-	30	-	45
Net (loss) income attributable to Truett-Hurst, Inc. and H.D.D. LLC	(71)	505	482	165
Net (loss) income attributable to noncontrolling interest: H.D.D. LLC	(25)	270	212	(144)
Net (loss) income attributable to Truett-Hurst, Inc.	$(46)	$235	$270	$21

Net (loss) income per share:
Basic per share	$(0.01)	$0.06	$0.06	$0.01
Diluted per share	$(0.01)	$0.03	$0.04	$0.00

Weighted average shares used in computing net (loss) income per share:

Basic weighted average shares	4,314,553	4,062,341	4,310,559	4,045,634
Diluted weighted average shares	4,314,553	7,239,918	7,510,936	7,200,405

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income	$482	$165
Income from discontinued operations, net of tax	-	(45)
Net income from continuing operations	482	120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	410	295
Reserve for assets to be abandoned	127	-
Stock-based compensation	151	172
(Gain) loss on fair value of interest rate swap	(130)	37
Loss (gain) on disposal of assets	43	(1)

Changes in operating assets and liabilities, net
Accounts receivable	667	(836)
Inventories	163	1,930
Bulk wine deposits	271	320
Other current assets	22	104
Accounts payable	141	(248)
Accrued expenses	(557)	228
Depletion allowance	(110)	120
Due to related parties	32	104
Cash provided by discontinued operations	-	55
Net cash provided by operating activities	1,712	2,400

Cash flows from investing activities:
Acquisition of property and equipment	(371)	(368)
Acquisition of intangible and other assets	(18)	(53)
Proceeds from sale of assets	5	2
Net cash used in investing activities	(384)	(419)

Cash flows from financing activities:
Net (payments on) proceeds from line of credit	(5,430)	1,229
Proceeds from long term debt	387	443
Payments on long term debt	(302)	(214)
Net cash (used in) provided by financing activities	(5,345)	1,458

Net change in cash and cash equivalents	(4,017)	3,439
Cash and cash equivalents at beginning of period	4,043	1,578
Cash and cash equivalents at end of period	$26	$5,017

Supplemental disclosure of cash flow information:
Cash paid for interest	$174	$169
Cash paid for income taxes	$2	$-

Non-cash financing activity:
Conversion of equipment line of credit to term loan	387	500

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

On January 25, 2016, the LLC sold its fifty percent interest in The Wine Spies, LLC (“Wine Spies”) with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in the unaudited interim condensed consolidated financial statements. The gain on the sale along with the current year results have been recorded in the condensed consolidated statements of operations as part of discontinued operations.

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

Quantities or results referred to as “to date” or “as of this date” mean as of or to December 31, 2016, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year.

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

In January 2017, the FASB issued ASU No. 2017-01: Business Combinations (Topic 805) – Clarifying the Definition of a Business. The update sets forth guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendment is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU.

NOTE 2 – INVENTORIES

Inventories comprise:

	December 31, 2016	June 30, 2016
	(in thousands)
Grapes and bulk wine	$7,757	$8,413
Bottled wine	11,779	11,262
Bottling materials and other	242	322
	19,778	19,997
Less: inventory reserves	(23)	(79)
Total inventories	$19,755	$19,918

NOTE 3 – PROPERTY AND EQUIPMENT, net

Property and equipment, net comprise:

	December 31, 2016	June 30, 2016
	(in thousands)
Land and land improvements	$3,260	$3,231
Building and improvements	1,402	1,380
Machinery and equipment	1,985	1,935
Vineyard development	554	554
Vineyard equipment	88	88
Furniture and fixtures	286	262
Leasehold improvements	24	190
Vehicles	85	85
	7,684	7,725
Less: accumulated depreciation and amortization	(2,247)	(2,142)
Total property and equipment, net	$5,437	$5,583

Total depreciation and amortization expense for the three and six months ended December 31, 2016 were $0.2 million and $0.4 million, respectively, compared to $0.1 million and $0.3 million for the same periods in FY16.

NOTE 4 – BORROWINGS

The Company’s indebtedness is comprised primarily of bank loans including lines of credit and long term debt.

Lines of Credit

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

The credit facilities, which mature on July 31, 2017, include (a) a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the London Interbank Offered Rate (“LIBOR”), (b) a capital equipment line with a maximum commitment of $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows our bank to enter into any spot or forward transaction to purchase or sell a foreign currency. The Company did not use the foreign exchange facility during the six months ended December 31, 2016.

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

Long Term Debt

Long term debt comprises:

		December 31, 2016	June 30, 2016
		(in thousands except payment information)
Long term debt:
Note 1	(1)	$2,784	$2,851
Note 2	(2)	83	120
Note 3	(3)	201	244
Note 4	(4)	-	57
Note 5	(5)	332	392
Note 6	(6)	349	-
		3,749	3,664
Less: current maturities		(516)	(475)
Total long term debt		$3,233	$3,189

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.

(2)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures January 15, 2018 at 3.75% interest.

(3)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 1, 2019; at 3.75% interest.

(4)	On November 30, 2014, the Company acquired the unrestricted use of the Stonegate trademark in exchange for a trademark release payment which is to be made over time and is accounted for as a note payable. The note payable has three equal installments: a) within five days of November 30, 2014, b) on October 31, 2015, and c) on July 31, 2016. The note does not accrue interest outstanding on the principal. An imputed interest rate of 5.5% was assessed under GAAP and the impact was considered immaterial.

(5)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $11,267, matures July 1, 2019; at 3.90% interest.

(6)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $8,729, matures July 1, 2020; at 3.95% interest.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Future principal and interest payments for the long term debt as of December 31, 2016 are as follows:

Years ending June 30,
(in thousands)
2017 (remaining six months)	$256
2018	491
2019	434
2020	249
2021	144
Thereafter	2,175
3,749
Add: estimated interest payments	579
Total future principal and interest payments	$4,328

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases one of its tasting rooms and a winery production facility. The lease for both of these facilities was modified in July 2016. The modification calls for the Company to vacate the tasting room portion of the property no later than December 31, 2016, and the balance of the space no later than May 31, 2017. The tasting room located on Westside Rd. was vacated as of December 31, 2016.

The Company has two lease agreements for administrative office space. Both are three-year leases with an end date of October 31, 2019. One of these leases contains three one-year renewal options with adjustment to market rates.

Lease payments for these facilities were $0.09 million and $0.2 million for the three and six months ended December 31, 2016, respectively, compared to $0.1 million and $0.2 million for the same periods in FY16.

Future lease commitments are:

Years ending June 30,
(in thousands)
2017 (remaining six months)	$96
2018	84
2019	90
2020	31
Thereafter	-
Total future lease payments	$301

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

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2017	$1,652	$-	$1,652
2018	531	57	588
2019	310	-	310
Thereafter	-	-	-
Total grape and bulk purchase commitments	$2,493	$57	$2,550

At December 31, 2016, total future purchase commitments for finished goods were approximately $1.8 million and are expected to be fulfilled during fiscal 2018. Moreover, at December 31, 2016, a $0.03 million liability was outstanding to a related party for grapes from the 2016 harvest.

Production & Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage, and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2016 harvest. The current bottling contract requires a minimum of 200,000 cases at $2.40 per case to be bottled in a one year period. During FY16, the Company transferred bulk wine to a storage facility owed by a related party. At December 31, 2016, approximately 57% of its bulk wine inventory was stored at the related party location.

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

On January 29, 2016, Mendocino Wine Group (“MWG”) filed a complaint against Phil Hurst (“Hurst”) and H.D.D., LLC (“LLC”). The complaint alleges that, prior to January 2012, Hurst and LLC aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Dolan's contract with Thornhill Management Company (the manager of MWG), and aided and abetted Dolan's interference with MWG's economic advantage. LLC denies the claims, denies all wrongdoing, and denies that they caused any harm to MWG. On November 10, 2016, the Court granted MWG’s Motion to Consolidate the Hurst/LLC case with a second complaint MWG filed against a law firm for legal malpractice and breach of fiduciary duty. The Court ruled the cases were sufficiently related and should be tried together. A new trial date has been set for November 3, 2017. No amount has been recorded in the condensed consolidated financial statements related to this suit.

The Company settled outstanding litigation related to the lease of one of its tasting rooms and a winery production facility, in exchange for payment of $1.0 million to LLC, quitclaimed certain rights, and modified its lease such that the Company will vacate the tasting room portion of the property no later than December 31, 2016, and the balance of the space no later than May 31, 2017. The Company received a payment of $0.7 million during the first quarter of FY17. The balance of $0.3 million is held in an escrow account with amounts payable upon vacating the tasting room by December 31, 2016 and the winery production facility by May 31, 2017. The $0.3 million receivable is recorded in accounts receivable on the condensed consolidated balance sheet. The entire $1.0 million was recorded as a gain in other income on the condensed consolidated statement of operations. The gain was offset by a reserve for abandoned assets in the amount of $0.1 million. The $0.1 million represents the book value of assets that were left at the property when the Company vacated the tasting room premises prior to December 31, 2016.

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

Indemnification

From time to time the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third-parties. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded at December 31, 2016 and June 30, 2016 for these obligations on the consolidated balance sheets.

NOTE 6 – DISCONTINUED OPERATIONS

On January 25, 2016, the LLC sold its fifty percent interest in The Wine Spies, LLC (“Wine Spies”) with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in the condensed consolidated financial statements. The gain on the sale along with the prior year results have been recorded in the consolidated statement of operations as part of discontinued operations. The Company has no continuing relationship with Wine Spies. For the six months ended December 31, 2015, net income from discontinued operations was $0.05 million. Earnings per share from discontinued operations was less than one cent.

NOTE 7 – STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company has granted restricted stock awards, stock options and restricted stock units to employees, directors and non-employees under its 2012 Stock Incentive Plan. As of December 31, 2016, the 2012 Plan has 1.0 million shares reserved for issuance and a total of 0.1 million shares available to be issued.

A summary of the activity for restricted stock awards is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	5,263	$3.80	-	$9
Granted	-	-	-	-
Released	-	-	-	-
Forfeited, cancelled or expired	-	-	-	-
Outstanding at December 31, 2016	5,263	$3.80	1.00	$9
RSAs vested	2,632	3.80	-	5
Expected to vest at December 31, 2016	2,631	$3.80	1.00	$9

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

A summary of the activity for restricted stock units is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	88,930	$3.30	-	$158
Granted	-	-	-	-
Released	(45,180)	1.66	-	80
Vested	-	-	-	-
Forfeited, cancelled or expired	(43,750)	5.00	-	78
Outstanding at December 31, 2016	-	$-	-	$-
Expected to vest at December 31, 2016	-	$-	-	$-

A summary of the activity for stock options is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	465,000	$2.95	-	$(542)
Granted	70,000	1.64	-	10
Forfeited, cancelled or expired	(175,000)	3.58	-	(314)
Outstanding at December 31, 2016	360,000	$2.39	8.90	$(218)
Options Vested	147,500	$3.50		(253)
Options Non-Vested	212,500	$1.61	-	$36
Options Exercisable	147,500	$3.50	-	(253)

The following table summarizes stock-based compensation included in the condensed consolidated statements of operations for the three and six months ended December 31, 2016 and December 31, 2015:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	(in thousands)
	2016	2015	2016	2015
Sales and marketing	$10	$7	$20	$19
General and administrative	46	78	131	153
Total stock-based compensation	$56	$85	$151	$172

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

In October 2012, the Company executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and Ten-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value in the condensed consolidated balance sheets. Changes in the fair value of this instrument have been recognized in the condensed consolidated statements of operations in other expense. The maturity date of the swap is May 31, 2022. At December 31, 2016 and June 30, 2016, the interest rate swap balance was $0.008 million and ($0.1) million for both the fair value and the Level 2 value. The balance for the interest rate swap is included in other current assets in the consolidated balance sheets.

NOTE 9 – INCOME TAXES

For the six months ended December 31, 2016, the Company recorded income tax expense of $.002 million and had an effective tax rate of less than 1%. The Company's effective tax rate is a function of:

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

•	A rate benefit attributable to the fact that HDD operates as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the earnings are not subject to corporate level taxes.
•	Operating losses for the periods or utilization of net operating loss carryforwards.
•	Recording a full valuation allowance against net deferred tax assets as the Company has determined that it is more likely than not that the future tax benefits would not be realized. The Company did not record a deferred tax asset as of December 31, 2016.

There were no unrecognized tax benefits at December 31, 2016 and the Company did not incur any income tax related interest expense or penalties related to uncertain tax positions.

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

The following tables reflect net sales, cost of sales and gross profit by segment for continuing operations for each of the three and six months ended December 31, 2016 and 2015, respectively:

	Three Months Ended December 31,
	(in thousands)
	Wholesale		Direct to Consumer		Total
	2016	2015	2016	2015	2016	2015
Net Sales	$3,951	$6,852	$1,786	$1,654	$5,737	$8,506
Cost of Sales	3,064	5,272	636	594	3,700	5,866
Gross Profit	$887	$1,580	$1,150	$1,060	$2,037	$2,640
Gross Profit %	22.4%	23.1%	64.4%	64.1%	35.5%	31.0%

	Six Months Ended December 31,
	(in thousands)
	Wholesale		Direct to Consumer		Total
	2016	2015	2016	2015	2016	2015
Net Sales	$8,461	$11,960	$3,161	$2,915	$11,622	$14,875
Cost of Sales	6,603	9,072	1,153	1,014	7,756	10,086
Gross Profit	$1,858	$2,888	$2,008	$1,901	$3,866	$4,789
Gross Profit %	22.0%	24.1%	63.5%	65.2%	33.3%	32.2%

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

					Percentage of Total
	Percentage of Wholesale Sales				Accounts Receivable
	Three Months Ended		Six Months Ended
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
Customer A	28%	44%	21%	41%	35%	53%
Customer B	26%	14%	32%	19%	9%	18%

International sales were $0.2 million and $0.5 million for the three and six months ended December 31, 2016, respectively, compared to $0.2 million and $0.5 million for the same periods of FY16.

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

Quantities or results referred to as “to date” or “as of this date” mean as of or to December 31, 2016, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year. For example, “FY17” and “fiscal year 2017” each refer to the fiscal year ending June 30, 2017. This Quarterly Report on Form 10-Q references certain trademarks and registered trademarks which may be trademarks or registered trademarks of their respective owners.

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

The Company produces and sells premium, super-premium, and ultra-premium wines made generally from grapes purchased from California-based growers. In addition, the Company purchases semi-finished bulk wine under contract and opportunistically on the spot market. On a more limited basis, the Company also purchases finished goods from both foreign and domestic producers. The Company is headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. The Company owns its tasting room and winery in the Dry Creek Valley and leases the tasting room and winery located in the Russian River Valley. The Company vacated its tasting room in the Russian River Valley just prior to December 31, 2016. The wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Petite Sirah, Merlot, and Cabernet Sauvignon and are sold across a number of price points via two distinct distribution channels: three-tier and direct to consumer. The business model is a combination of direct to consumer sales, traditional three-tier brand sales and retail exclusive brand sales. The Company owns, designs and develops its brands, including those developed and sold on a retailer exclusive basis. The brands are differentiated and marketed through innovative packaging and label designs.

Wines in the three-tier channel are sold to distributors with programs available to the broad market or to specific retailers on an exclusive basis. The traditional three-tier distribution business consists of sales of VML, Healdsburg Ranches, Colby Red, and Bradford Mountain branded wines. Through the retail exclusive brand model, the Company works with retail partners to develop innovative brands which resonate with their customers and are intended to increase store traffic and expand exclusive brand sales. The retail exclusive model allows the Company to own the brands it creates, which the Company believes differentiates it from the traditional private label model, and allows it the option of expanding the brands into national and international markets, thereby increasing sales and building its brand equity.  The direct to consumer channel consists of sales of products produced by the Company through its tasting rooms, wine clubs and its winery websites.

Strategic Objectives

There are three primary categories into which the Company sells its wine: premium ($12 - $14 per bottle retail price), super-premium ($15 - $24 per bottle retail price), and ultra-premium ($25 - $49 per bottle retail price). The Company believes it can benefit from growth at the premium and above price points and continue to grow the business relying on its competitive strengths: its experienced and knowledgeable team; its relationships with the world’s top wine distributors and retailers; and its innovative approach to distribution and brand development. The Company intends to continue growing by:

•	Developing innovative retail exclusive products that meet the needs of wine retailers. The Company has a reputation for developing innovative retail exclusive brands and working with retailer partners on unique programs to support sales of those products. With branding expertise, the Company intends to continue innovation and build its market share with global wine retailers who are focused on increasing their profitability through retail exclusive offerings.

•	Growing the customer base to include additional major U.S. retail chains. The Company is actively pursuing relationships with the largest retail chains in the United States.

•	Expanding the direct to consumer business. The wine clubs continue to grow due to growing consumer awareness of the brands from targeted public relations, exciting wine club events and advertising. The direct to consumer business generally generates higher gross margins and the Company intends to continue building this distribution channel in order to further growth.

•	Marketing to key international markets. Since FY14, the Company has had an agreement in place with the Trialto Wine Group, LTD, based in Vancouver Canada, that created a national partnership to distribute the Truett-Hurst family of brands throughout Canada. The Company also continues to review selective brand development and distribution opportunities in other international markets.

•	Developing new ways to engage customers and to distribute products. The Company continues to be discovery-oriented in its approach and is always looking for new innovations in and approaches to the global wine market. The Company believes that traditional wine marketing, to some degree, has stymied creativity and believes the innovative branding expertise allows the Company to rapidly capitalize on evolving customer demands.

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

Comparison of the Three and Six Months Ended December 31, 2016 and 2015

The following table compares the financial results by reporting segment:

	Three Months Ended December 31,
	(in thousands, except percentages)
	Wholesale		Direct to Consumer		Total
	2016	2015	2016	2015	2016	2015
Net Sales	$3,951	$6,852	$1,786	$1,654	$5,737	$8,506
Cost of Sales	3,064	5,272	636	594	3,700	5,866
Gross Profit	$887	$1,580	$1,150	$1,060	$2,037	$2,640
Gross Profit %	22.4%	23.1%	64.4%	64.1%	35.5%	31.0%

	Six Months Ended December 31,
	(in thousands, except percentages)
	Wholesale		Direct to Consumer		Total
	2016	2015	2016	2015	2016	2015
Net Sales	$8,461	$11,960	$3,162	$2,915	$11,622	$14,875
Cost of Sales	6,603	9,072	1,154	1,014	7,756	10,086
Gross Profit	$1,858	$2,888	$2,008	$1,901	$3,866	$4,789
Gross Profit %	22.0%	24.1%	63.5%	65.2%	33.3%	32.2%

For the three and six months ended December 31, 2016, net sales decreased $2.8 million (32.6%) and $3.3 million (21.9%), respectively. A significant portion of these decreases relate to a single retailer that did not anniversary a promotional rollout from the prior year. The consolidated gross profit margin increased for the three and six months ended December 31, 2016 from 31.0% to 35.5% and from 32.2% to 33.3%, respectively. The gross profit improvement was due to a greater mix of direct to consumer vs. wholesale sales.

Wholesale net sales decreased 42.3% and 29.3% for the three and six months ended December 31, 2016, from $12.0 million to $8.5 million. The decrease for the six months was due to the mix of product sold during the quarter.

Direct to consumer net sales increased 8.0% and 8.5% for the three and six months ended December 31, 2016 from $2.9 million to $3.2 million. The increase in direct to consumer net sales was primarily due to continued efforts to grow the channel through wine club and tasting room sales, as well as special offers presented via email to wine club members and others.

International sales were $0.2 million and $0.5 million for the three and six months ended December 31, 2016 which was flat compared to the same period in FY16.

Sales discounts and depletion allowances are recorded as a reduction of sales at the time of sale. Sales discounts and depletion allowances were $1.3 million and $2.2 million for the three and six months ended December 31, 2016, respectively, compared to $1.6 million and $2.7 million for the same periods in FY16.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, advertising and other costs for marketing and promoting the Company’s products. Advertising costs are expensed as incurred and were $0.1 million and $0.2 million for the three and six months ended December 31, 2016, respectively, compared to $0.08 million and $0.3 million for the same periods in FY16.

Sales and marketing expenses consist of the following:

	Three Months Ended December 31,				Six Months Ended December 31,
	(in thousands, except for percentages)
			Increase				Increase
	2016	2015	Decrease	% Change	2016	2015	Decrease	% Change
Sales and marketing	$1,380	$1,384	$(4)	-	$2,604	$2,822	$(218)	7.7%

Percentage of net sales	24.1%	16.3%	7.8%		22.4%	19.0%	3.4%

Sales and marketing expenses were flat to the prior period for the three months ended December 31, 2016 and decreased 7.7% for the six months ended December 31, 2016 compared to the same prior period. The decrease is largely due to a reduction in point of sale expenses and storage fees, offset by increases in freight and outside services.

The amounts billed to customers for shipping and handling are recorded as sales and reported as the costs are incurred for shipping and handling as a sales and marketing expense. For the three and six months ended December 31, 2016 shipping costs were $0.3 million and $0.5 million, respectively, flat to when compared to the same periods of FY16.

General and Administrative

General and administrative expenses include the costs associated with personnel, professional fees, insurance and other expenses related to administrative and compliance functions. General and administrative expenses consist of the following:

	Three Months Ended December 31,				Six Months Ended December 31,
	(in thousands, except for percentages)
			Increase				Increase
	2016	2015	Decrease	% Change	2016	2015	Decrease	% Change
General and administrative	$706	$719	$(13)	1.8%	$1,518	$1,609	$(91)	5.7%

Percentage of net sales	12.3%	8.5%	3.8%		13.1%	10.8%	2.3%

General and administrative expense for the three and six months ended December 31, 2016 decreased compared to the same period in FY16. The decrease was largely due to decreases in personnel related costs and outside services offset by increases in legal and consulting expenses.

Interest Expense

Interest and loan fee amortization was $0.09 million and $0.2 million for the three and six months ended December 31, 2016, respectively, flat to the prior period.

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

	December 31, 2016	June 30, 2016	Increase (Decrease)	% Change
	(in thousands, except percentages)
Working capital	$13,815	$12,940	$875	6.8%
Cash and cash equivalents	$26	$4,043	$(4,017)	(99.4%)

The Company paid down its line of credit during the quarter in the amount of $5.4 million and as of December 31, 2016, had approximately $5.1 million of availability under its revolving line of credit facility.

The weighted average interest rate on the line of credit was 2.85% and 2.80% for the three and six month periods ended December 31, 2016, respectively. Both rates increased 0.35% from prior year.

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

The outstanding balances on the lines of credit are:

	December 31, 2016	June 30, 2016
	(in thousands)
Lines of Credit
Revolving line of credit	$4,583	$9,924
Equipment line of credit	298	387
Total lines of credit	$4,881	$10,311

Bank borrowings are collateralized by substantially all of the Company’s assets and are supported by guaranties from certain LLC members with significant ownership positions. Availability on the revolving line of credit is subject to a monthly borrowing base and compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), and a debt to effective tangible net worth ratio (measured quarterly). When the lines of credit were renewed on July 29, 2016, the previous minimum EBITDA covenant was replaced with a debt service coverage ratio (measured quarterly on a trailing twelve-month basis). The Company was in compliance in all material aspects with the covenants at December 31, 2016.

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

Cash Flows

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015
	(in thousands)		(Dec)
Net cash provided by operating activities	$1,712	$2,400	$(688)
Net cash (used in) investing activities	$(384)	$(419)	$(35)
Net cash (used in) provided by financing activities	$(5,345)	$1,458	$(6,803)

Operating Activities

For the six months ended December 31, 2016, net cash provided by operating activities was $1.7 million which was a decrease of $0.7 million compared to the same period last fiscal year. The changes in cash flows provided by operating activities in the first six months of FY17 are attributable to a net improvement in working capital investment with decreases in accounts receivable, bulk wine deposits, and inventories, coupled with an increase in accounts payable. Those improvements were partially offset by decreases in various accrued expense categories.

Investing Activities

Cash used in investing activities was flat year over year with no significant changes to investment in property and equipment or intangible assets.

Financing Activities

The Company paid down its line of credit in the amount of $5.4 million and entered into a new $0.4 million term loan. Payments on the Company’s term loans were $0.3 million.

Contractual Obligations and Commitments

Financing Agreements

The Company’s indebtedness is comprised primarily of bank loans including lines of credit and long term debt.

Lines of Credit

See discussion under ”Liquidity and Capital Resources” above.

Long Term Debt

Long term debt consists of various notes payable to a bank secured by specific property and/or equipment. The total outstanding principal balance on all the notes as of December 31, 2016 was $3.7 million. The interest rates and maturity dates of the notes are described in Note 4 - “Borrowings” of the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

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

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2017	$1,652	$-	$1,652
2018	531	57	588
2019	310	-	310
Thereafter	-	-	-
Total grape and bulk purchase commitments	$2,493	$57	$2,550

At December 31, 2016, total future purchase commitments for finished goods total approximately $1.8 million and are expected to be fulfilled during fiscal 2018. Moreover, at December 31, 2016, a $0.03 million liability was outstanding to a related party for grapes from the 2016 harvest.

Production & Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2016 harvest. The current bottling contract requires a minimum of 200,000 cases at $2.40 per case to be bottled in a one year period. During FY16, the Company transferred bulk wine to a storage facility owned by a related party. At December 31, 2016, approximately 57% of its bulk wine inventory was stored at the related party location.

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

Lease payments for these facilities were $0.09 million and $0.2 million for the three and six months ended December 31, 2016, respectively, compared to $0.1 million and $0.2 million for the same periods in FY16.

Future lease commitments are:

Years ending June 30,
(in thousands)
2017 (remaining six months)	$96
2018	84
2019	90
2020	31
Thereafter	-
Total future lease payments	$301

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

Changes to Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On January 29, 2016, Mendocino Wine Group (“MWG”) filed a complaint against Phil Hurst (“Hurst”) and H.D.D., LLC (“LLC”). The complaint alleges that, prior to January 2012, Hurst and LLC aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Dolan's contract with Thornhill Management Company (the manager of MWG), and aided and abetted Dolan's interference with MWG's economic advantage. LLC denies the claims, denies all wrongdoing, and denies that they caused any harm to MWG. On November 10, 2016, the Court granted MWG’s Motion to Consolidate the Hurst/LLC case with a second complaint MWG filed against a law firm for legal malpractice and breach of fiduciary duty. The Court ruled the cases were sufficiently related and should be tried together. A new trial date has been set for November 3, 2017. No amount has been recorded in the condensed consolidated financial statements related to this suit.

The Company settled outstanding litigation related to the lease of one of its tasting rooms and a winery production facility, in exchange for payment of $1.0 million to the LLC, quitclaimed certain rights, and modified its lease such that the Company will vacate the tasting room portion of the property no later than December 31, 2016, and the balance of the space no later than May 31, 2017. The Company received a payment of $0.7 million during the first quarter of FY17. The balance of $0.3 million is held in an escrow account with amounts payable upon vacating the tasting room by December 31, 2016 and the winery production facility by May 31, 2017. The Company vacated the tasting room premises just prior to December 31, 2016.

ITEM 1A. RISK FACTORS

There have been no material changes in information regarding our risk factors as described in Item 1A of our Form 10-K as filed with the SEC on September 28, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1+	Amended and Restated Certificate of Incorporation of Truett-Hurst, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A submitted to the SEC on April 11, 2013 (File No.: 333-187164)).
3.2+	Bylaws of Truett-Hurst, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A submitted to the SEC on March 27, 2013 (File No.: 333-187164)).
3.3+	Third Amended and Restated Operating Agreement of H.D.D. LLC, dated as of June 19, 2013 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K submitted to the SEC on June 25, 2013 (File No.: 001-35973)).
4.1+	Class A common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A submitted to the SEC on April 11, 2013 (File No.: 333-187164)).
4.2+	Class B common stock certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A submitted to the SEC on April 11, 2013 (File No.: 333-187164)).
10.1+	2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 submitted to the SEC on March 11, 2013 (File No.: 333-187164)).
10.2+	Exchange Agreement, dated as of June 19, 2013, by and among Truett-Hurst, Inc. and the members of H.D.D. LLC from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K submitted to the SEC on June 25, 2013 (File No.: 001-35973)).
10.3+	Tax Receivable Agreement, dated as of June 19, 2013, by and among Truett-Hurst, Inc., H.D.D. LLC and the members of H.D.D. LLC from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K submitted to the SEC on June 25, 2013 (File No.: 001-35973)).
10.4+	Registration Rights Agreement, dated as of June 19, 2013, by and among Truett-Hurst, Inc. and the members of H.D.D. LLC from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K submitted to the SEC on June 25, 2013 (File No.: 001-35973)).
10.5+	Loan and Security Agreement dated July 15, 2015 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K/A submitted to the SEC on September 28, 2015 (File No.: 001-35973)).
10.6+	Accounts Receivable Line of Credit Note dated July 15, 2015 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K submitted to the SEC on July 16, 2015 (File No.: 001-35973)).
10.7+	Modification Agreement dated as of July 29, 2016, to the Loan and Security Agreement, dated July 15, 2015 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K submitted to the SEC on August 2, 2016 (File No.: 001-35973)).
10.8+	Amendment dated July 29, 2016, to the Accounts Receivable Line of Credit Note, dated July 15, 2015 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K submitted to the SEC on August 2, 2016 (File No.: 001-35973)).
14+	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A submitted to the SEC on April 3, 2013 (File No.: 333-187164)).
21.1+	Subsidiaries of the Registrant
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 14th day of February, 2017.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	February 14, 2017

Phillip L. Hurst President and Chief Executive Officer (Principal Executive Officer)

/s/ Evan B. Meyer	February 14, 2017

Evan B. Meyer Chief Financial Officer (Principal Financial/Accounting Officer)