Form 10-Q
period 2017-03-31
Truett-Hurst, Inc.
filed 2017-05-11
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

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

Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class A	Number of Shares Outstanding as per May 11, 2017
Common stock, $0.001 par value per share	4,426,789

Class B	Number of Shares Outstanding as per May 11, 2017
Common stock, $0.001 par value per share	7

TRUETT-HURST, INC. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2017	June 30, 2016
	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$542	$4,043
Accounts receivable	1,985	2,678
Inventories, net	19,336	19,918
Bulk wine deposits	568	271
Other current assets	180	125
Total current assets	22,611	27,035

Property and equipment, net	5,356	5,583
Intangible assets, net	503	496
Other assets, net	300	391
Total assets	$28,770	$33,505

Liabilities and Equity
Current liabilities:

Lines of credit	$4,311	$10,311
Accounts payable	3,024	1,351
Accrued expenses	392	1,348
Depletion allowance	566	610
Current maturities of long-term debt	507	475
Total current liabilities	8,800	14,095

Long-term debt, net of current maturities	3,115	3,189
Total liabilities	11,915	17,284

Commitments and contingencies (Note 6)
Equity:
Stockholders’ equity
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized, none issued and outstanding at March 31, 2017 and June 30, 2016	-	-
Class A common stock, par value of $0.001 per share, 15,000,000 authorized, 4,426,789 and 4,306,609 issued and outstanding at March 31, 2017 and June 30, 2016, respectively	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized, 7 issued and outstanding at March 31, 2017 and June 30, 2016	-	-
Additional paid-in capital	15,890	15,794
Accumulated deficit	(5,296)	(5,600)
Total Truett-Hurst, Inc. equity	10,598	10,198
Noncontrolling interest	6,257	6,023
Total equity	16,855	16,221
Total liabilities and equity	$28,770	$33,505

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Sales	$5,427	$5,090	$17,487	$20,367
Less excise tax	(87)	(184)	(525)	(587)
Net sales	5,340	4,906	16,962	19,780

Cost of sales	3,318	3,186	11,074	13,272

Gross profit	2,022	1,720	5,888	6,508

Operating expenses:
Sales and marketing	1,236	1,103	3,843	3,925
General and administrative	641	635	2,156	2,244
Loss on disposal of assets	4	11	47	10
Total operating expenses	1,881	1,749	6,046	6,179

Income (loss) from operations	141	(29)	(158)	329

Other income (expense):
Interest expense, net	(71)	(73)	(248)	(242)
Other	(14)	(80)	945	(148)
Total other income (expense)	(85)	(153)	697	(390)
Net income (loss) before income taxes	56	(182)	539	(61)
Income tax expense	(1)	(1)	(2)	(1)
Net income (loss) from continuing operations	55	(183)	537	(62)
Income from discontinued operations, net of tax	-	-	-	45
Net income (loss)	55	(183)	537	(17)
Net (income) loss attributable to noncontrolling interest: H.D.D. LLC	(22)	90	(234)	(55)
Net income (loss) attributable to Truett-Hurst, Inc.	$33	$(93)	$303	$(72)

Net income (loss) per share:
Basic per share	$0.01	$(0.02)	$0.07	$(0.02)
Diluted per share	$0.00	$(0.02)	$0.04	$(0.02)

Weighted average shares used in computing net income (loss) per share:

Basic weighted average shares	4,365,122	4,253,026	4,323,487	4,114,545
Diluted weighted average shares	7,459,702	4,253,026	7,572,351	4,114,545

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$537	$(17)
Income from discontinued operations, net of tax	-	(45)
Net income (loss) from continuing operations	537	(62)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	623	496
Stock-based compensation	96	274
Deferred rent	-	(5)
(Gain) loss on fair value of interest rate swap	(140)	112
Reserve for assets to be abandoned	141	-
Loss on disposal of assets	47	10

Changes in operating assets and liabilities, net
Accounts receivable	693	1,061
Inventories	582	2,289
Bulk wine deposits	(297)	(595)
Other current assets	(37)	30
Accounts payable	1,673	(875)
Accrued expenses	(834)	(332)
Depletion allowance	(44)	216
Due to related parties	-	(38)
Cash provided by discontinued operations	-	78
Net cash provided by operating activities	3,040	2,659

Cash flows from investing activities:
Acquisition of property and equipment	(473)	(395)
Acquisition of intangible and other assets	(31)	(125)
Proceeds from sale of assets	5	4
Net cash used in investing activities	(499)	(516)

Cash flows from financing activities:
Net (payments on) proceeds from line of credit	(6,000)	1,022
Proceeds from long-term debt	388	500
Payments on long-term debt	(430)	(373)
Net cash (used in) provided by financing activities	(6,042)	1,149

Net change in cash and cash equivalents	(3,501)	3,292
Cash and cash equivalents at beginning of period	4,043	1,578
Cash and cash equivalents at end of period	$542	$4,870

Supplemental disclosure of cash flow information:
Cash paid for interest	$245	$242
Cash paid for income taxes	$2	$-

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the results of Truett-Hurst, Inc. (“THI”) and its subsidiary H.D.D. LLC (the “LLC”) (collectively, “Truett-Hurst” or “the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the general instructions for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. THI consolidates the financial results of the LLC and records a noncontrolling interest representing the portion of equity ownership in the LLC that is not attributable to THI.

On January 25, 2016, the LLC sold its fifty percent interest in The Wine Spies, LLC (“Wine Spies”) with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in the unaudited interim condensed consolidated financial statements. The gain on the sale along with the prior year results have been recorded in the condensed consolidated statements of operations as part of discontinued operations.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The accompanying unaudited condensed consolidated financial statements were prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, and, in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim period presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission (“SEC”) on September 28, 2016.

Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2017, unless otherwise specifically noted. References to “fiscal year” refer to the fiscal year ending on June 30th of the designated year.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported consolidated results of continuing operations.

Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The update sets forth a requirement for companies to classify deferred tax assets and liabilities as non-current amounts on the balance sheet. It is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.

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

NOTE 2 – INVENTORIES, net

Inventories, net comprise:

	March 31, 2017	June 30, 2016
	(in thousands)
Grapes and bulk wine	$5,940	$8,413
Bottled wine	13,072	11,262
Bottling materials and other	340	322
	19,352	19,997
Less: inventory reserves	(16)	(79)
Total inventories, net	$19,336	$19,918

NOTE 3 – PROPERTY AND EQUIPMENT, net

Property and equipment, net comprise:

	March 31, 2017	June 30, 2016
	(in thousands)
Land and land improvements	$3,260	$3,231
Building and improvements	1,431	1,380
Machinery and equipment	2,027	1,935
Vineyard development	554	554
Vineyard equipment	88	88
Furniture and fixtures	285	262
Leasehold improvements	26	190
Vehicles	85	85
	7,756	7,725
Less: accumulated depreciation and amortization	(2,400)	(2,142)
Total property and equipment, net	$5,356	$5,583

Total depreciation and amortization expense for the three and nine months ended March 31, 2017 was $0.2 million and $0.6 million, respectively, compared to $0.1 million and $0.4 million for the same periods in fiscal year 2016.

NOTE 4 – BORROWINGS

The Company’s indebtedness is comprised primarily of bank loans including lines of credit and long-term debt.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Lines of Credit

The credit facilities, which mature on July 31, 2017, include (a) a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the London Interbank Offered Rate (“LIBOR”), (b) a capital equipment line with a maximum commitment of $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows the Company’s bank to enter into any spot or forward transaction to purchase or sell a foreign currency. The Company did not use the foreign exchange facility during the nine months ended March 31, 2017.

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

During the fourth quarter of fiscal year 2017, the Company received notification from its lender under the credit facilities that, as of December 31, 2016 and March 31, 2017, the Company was not in compliance with a certain covenant under the credit facilities. On April 19, 2017 and May 9, 2017, the parties entered into waiver agreements under which the lender waived the breach of such covenant, calculated as of December 31, 2016 and March 31, 2017, respectively. The Company expects to be in compliance in all material aspects with the covenants set forth under its credit facilities as of June 30, 2017.

Long-Term Debt

Long-term debt comprises:

		March 31, 2017	June 30, 2016
		(in thousands except payment information)
Long-term debt:
Note 1	(1)	$2,750	$2,851
Note 2	(2)	64	120
Note 3	(3)	180	244
Note 4	(4)	-	57
Note 5	(5)	301	392
Note 6	(6)	327	-
		3,622	3,664
Less: current maturities		(507)	(475)
Total long-term debt		$3,115	$3,189

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.

(2)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures January 15, 2018; at 3.75% interest.

(3)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 1, 2019; at 3.75% interest.

(4)	On November 30, 2014, the Company acquired the unrestricted use of the Stonegate trademark in exchange for a trademark release payment which is to be made over time and is accounted for as a note payable. The note payable has three equal installments: a) within five days of November 30, 2014, b) on October 31, 2015, and c) on July 31, 2016. The note does not accrue interest outstanding on the principal. An imputed interest rate of 5.5% was assessed under GAAP and the impact was considered immaterial.

(5)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $11,267, matures July 1, 2019; at 3.90% interest.

(6)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $8,729, matures July 1, 2020; at 3.95% interest.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Future principal and interest payments for the long-term debt as of March 31, 2017 are as follows:

Years ending June 30,
(in thousands)
2017 (remaining three months)	$129
2018	491
2019	434
2020	249
2021	144
Thereafter	2,175
3,622
Add: estimated interest payments	542
Total future principal and interest payments	$4,164

NOTE 5 – ACCOUNTS PAYABLE

Accounts payable comprise:

	March 31, 2017	June 30, 2016
	(in thousands)
Trade accounts payable	$2,868	$1,351
Grape contracts payable	156	-
Total accounts payable	$3,024	$1,351

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases one of its tasting rooms and a winery production facility. The lease for both of these facilities was modified in July 2016. The modification called for the Company to vacate the tasting room portion of the property no later than December 31, 2016, and the balance of the space no later than May 31, 2017. The tasting room located on Westside Rd. was vacated as of December 31, 2016.

The Company has two lease agreements for administrative office space. Both are three-year leases with an end date of October 31, 2019. One of these leases contains three one-year renewal options with adjustment to market rates.

Lease payments for these facilities were $0.1 million and $0.2 million for the three and nine months ended March 31, 2017, respectively, compared to $0.1 million and $0.3 million for the same periods in fiscal year 2016.

Future lease commitments are:

Years ending June 30,
(in thousands)
2017 (remaining three months)	$43
2018	84
2019	90
2020	30
Thereafter	-
Total future lease payments	$247

Supply Contracts

The Company enters into short- and long-term contracts with third-parties and related party growers to supply a portion of its future grape and bulk wine inventory requirements. The grape commitments for fiscal year 2017 were received in the first quarter of fiscal year 2017. Future minimum grape and bulk wine inventory purchase commitments are as follows:

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2017	$1,652	$-	$1,652
2018	1,687	57	1,744
2019	649	-	649
Thereafter	316	-	316
Total grape and bulk purchase commitments	$4,304	$57	$4,361

At March 31, 2017, total future purchase commitments for finished goods were approximately $4.2 million and are expected to be fulfilled during the remainder of fiscal year 2017 and continue into fiscal year 2018.

Customer Contracts

In March 2017, the Company entered into a three-year contract ending December 31, 2019 with a new customer. As part of the contract, the Company committed to the following minimum performance requirement:

Contract year 1:	2,500 cases
Contract year 2:	5,000 cases
Contract year 3:	10,000 cases

TRUETT- HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Production and Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage, and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2017 harvest. The current bottling contract requires a minimum of 120,000 cases at an average of $2.85 per case to be bottled in a one-year period. During fiscal year 2016, the Company transferred some of its bulk wine inventory to a storage facility owned by a related party. At March 31, 2017, approximately 42% of its bulk wine inventory was stored at the related party location.

Litigation

From time to time, the Company may be subject to various litigation matters arising in the ordinary course of business. Other than discussed below, the Company is not aware of any current pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on the Company’s consolidated balance sheets, statements of operations, or statements of cash flows.

On January 29, 2016, Mendocino Wine Group (“MWG”) filed a complaint against Phil Hurst and the LLC. The complaint alleges that, prior to January 2012, Phil Hurst and the LLC aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Paul Dolan’s contract with Thornhill Management Company (the manager of MWG), and aided and abetted Paul Dolan’s interference with MWG’s economic advantage. Phil Hurst and the LLC deny the claims, deny all wrongdoing, and deny that they caused any harm to MWG. On November 10, 2016, the Sonoma County Superior Court granted MWG’s Motion to Consolidate the Hurst/LLC case with a second complaint MWG filed against a law firm for legal malpractice and breach of fiduciary duty. The Court ruled the cases were sufficiently related and should be tried together. A new trial date has been set for November 3, 2017. No amount has been recorded in the condensed consolidated financial statements related to this suit. On March 22, 2017, the Company received notice from its directors and officers (“D&O”) insurance carrier that 50% of the legal fees associated with the defense of Phil Hurst will be covered under the D&O insurance policy subject to a $150,000 retention amount.

The Company settled outstanding litigation related to the lease of one of its tasting rooms and a winery production facility, in exchange for payment of $1.0 million to the LLC, quitclaimed certain rights, and modified its lease such that the Company vacated the tasting room portion of the property prior to December 31, 2016, and will vacate the balance of the space no later than May 31, 2017. The Company received payments of $0.7 million and $0.15 million during the first and second quarters of fiscal year 2017, respectively. The balance of $0.15 million is held in an escrow account with the amount payable upon vacating the winery production facility by May 31, 2017. The $0.15 million receivable is recorded in accounts receivable on the condensed consolidated balance sheets. The entire $1.0 million was recorded as a gain in other income on the condensed consolidated statements of operations. The gain was offset by a reserve for abandoned assets in the amount of $0.1 million. The $0.1 million represents the book value of assets that were left at the property when the Company vacated the tasting room premises.

Exchange and Tax Receivable Agreement

The Company has an exchange agreement with the existing owners of the LLC (the “LLC members”), several of whom are directors and/or officers.  Under the exchange agreement, each LLC member (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their units in the LLC (“LLC Units”) for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at the Company’s election. In connection with the exchange agreement, the Company has a tax receivable agreement (“TRA”) with the LLC members. The agreement provides for the payment from time to time, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) increases in tax basis resulting from the exchange of LLC Units and (ii) certain other tax benefits related to the Company entering into the agreement, including tax benefits attributable to payments under the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC. The term of the agreement will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the agreement for an amount based on the agreed payments remaining to be made under the agreement or the corporate taxpayer breaches any of its material obligations under the agreement in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the agreement.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Indemnification

From time to time the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third-parties. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded at March 31, 2017 and June 30, 2016 for these obligations on the condensed consolidated balance sheets.

NOTE 7 – DISCONTINUED OPERATIONS

On January 25, 2016, the LLC sold its fifty percent interest in Wine Spies with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in the condensed consolidated financial statements. The gain on the sale along with the prior year results have been recorded in the condensed consolidated statements of operations as part of discontinued operations. The Company has no continuing relationship with Wine Spies. For the nine months ended March 31, 2016, net income from discontinued operations was $0.05 million. Earnings per share from discontinued operations were less than one cent.

NOTE 8 – STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company has granted restricted stock awards, restricted stock units and stock options to employees, directors and non-employees under its 2012 Stock Incentive Plan (the “2012 Plan”). As of March 31, 2017, the 2012 Plan has 1.0 million shares reserved for issuance and a total of 0.4 million shares available to be issued.

A summary of the activity for restricted stock awards is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	5,264	$3.80	-	$12
Granted	-	-	-	-
Released	(2,632)	3.80	-	(6)
Forfeited, cancelled or expired	-	-	-	-
Outstanding at March 31, 2017	2,632	$3.80	0.7	$6
Expected to vest at March 31, 2017	2,632	$3.80	0.7	$6

A summary of the activity for restricted stock units is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	88,930	$3.30	-	$204
Granted	-	-	-	-
Released	(45,180)	1.66	-	(103)
Vested	-	-	-	-
Forfeited, cancelled or expired	(43,750)	5.00	-	(101)
Outstanding at March 31, 2017	-	$-	-	$-
Expected to vest at March 31, 2017	-	$-	-	$-

A summary of the activity for stock options is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	465,000	$2.95	-	$(305)
Granted	100,000	1.78	-	52
Vested	-	-	-	-
Forfeited, cancelled or expired	(320,000)	3.56	-	(405)
Outstanding at March 31, 2017	245,000	$1.67	9.21	$152
Options Vested	47,500	$1.65	-	$30
Options Non-Vested	197,500	$1.67	-	$122
Options Exercisable	47,500	$1.65	-	$30

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

The following table summarizes stock-based compensation included in the condensed consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Nine Months Ended March 31,
	(in thousands)
	2017	2016	2017	2016
Sales and marketing	$8	$18	$25	$36
General and administrative	(59)	84	71	237
Total stock-based compensation	$(51)	$102	$96	$273

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts reflected in the condensed consolidated balance sheets of financial assets and liabilities are all categorized as Level 1. They include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which approximated their fair values due to the short-term nature of these financial assets and liabilities. The carrying amount of the Company’s debt approximates its fair value based on prevailing interest rates and time to maturity.

In October 2012, the Company executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and 10-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value in the condensed consolidated balance sheets. Changes in the fair value of this instrument have been recognized in the condensed consolidated statements of operations in other income (expense). The maturity date of the swap is May 31, 2022. The interest rate swap balance was $0.02 million and ($0.1) million for both the fair value and the Level 2 value as of March 31, 2017 and June 30, 2016, respectively. The balance for the interest rate swap is included in other current assets and accrued expenses on the condensed consolidated balance sheets.

NOTE 10 – INCOME TAXES

For the nine months ended March 31, 2017, the Company recorded income tax expense of $0.002 million and had an effective tax rate of less than 1%. The Company has net operating loss (“NOL”) carryforwards available to offset fiscal year 2017 taxable income. The utilization of the NOL carryforwards may be subject to substantial annual limitations due to ownership change provisions under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of NOL’s before they can be utilized by the Company.

The Company’s effective tax rate is a function of:

•	A rate benefit attributable to the fact that the LLC operates as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.
•	Operating losses for the periods or utilization of NOL carryforwards.
•	A full valuation allowance recorded against net deferred tax assets as the Company has determined that it is more likely than not that the future tax benefits would not be realized. The Company did not record a deferred tax asset during the nine months ended March 31, 2017.

There were no unrecognized tax benefits at March 31, 2017 and the Company did not incur any income tax related interest expense or penalties related to uncertain tax positions.

NOTE 11 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

The following tables reflect net sales, cost of sales and gross profit by segment for continuing operations for each of the three and nine months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	(in thousands)
	Wholesale		Direct to Consumer		Total
	2017	2016	2017	2016	2017	2016
Net Sales	$3,924	$3,491	$1,416	$1,415	$5,340	$4,906
Cost of Sales	2,834	2,681	484	505	3,318	3,186
Gross Profit	$1,090	$810	$932	$910	$2,022	$1,720
Gross Profit %	27.8%	23.2%	65.8%	64.3%	37.9%	35.1%

	Nine Months Ended March 31,
	(in thousands)
	Wholesale		Direct to Consumer		Total
	2017	2016	2017	2016	2017	2016
Net Sales	$12,378	$15,451	$4,584	$4,329	$16,962	$19,780
Cost of Sales	9,430	11,753	1,644	1,519	11,074	13,272
Gross Profit	$2,948	$3,698	$2,940	$2,810	$5,888	$6,508
Gross Profit %	23.8%	23.9%	64.1%	64.9%	34.7%	32.9%

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

					Percentage of Total
	Percentage of Wholesale Sales				Accounts Receivable
	Three Months Ended		Nine Months Ended
	March 31,		March 31,		March 31,
	2017	2016	2017	2016	2017	2016
Customer A	30%	41%	24%	41%	31%	45%
Customer B	26%	15%	30%	18%	27%	13%

International sales were $0.2 million and $0.7 million for the three and nine months ended March 31, 2017, respectively, compared to $0.2 million and $0.7 million for the same periods of fiscal year 2016.

NOTE 12 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, regarding strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to the Company and or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. The Company’s actual results may differ materially from the results discussed in or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, a reduction in the supply of grapes and bulk wine available to the Company; significant competition; any change in relationships with retailers which could harm the Company’s business; the Company may not achieve or maintain profitability in the future; the loss of key employees; a reduction in access to, or an increase in the cost of, the third-party services the Company uses to produce its wine; credit facility restrictions on the Company’s current and future operations; failure to protect, or infringement of, trademarks and proprietary rights; these factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Risks that may affect the Company’s operating results include, but are not limited to, those discussed in the “Risk Factors” section of its Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 28, 2016. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and in other documents that the Company files from time to time with the SEC.

The unaudited interim condensed consolidated financial statements include the results of THI and its subsidiary, the LLC, and have been prepared in accordance with GAAP for interim financial information and with the general instructions for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. The disclosures do not include all the information necessary for audited financial statements in accordance with GAAP.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 28, 2016. In the opinion of the Company’s management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances have been eliminated. Unless otherwise indicated, the notes to the unaudited condensed consolidated financial statements relate to the discussion of the Company’s continuing operations. The Company’s condensed consolidated financial statements reflect all of the Company’s accounts, including those of its controlled subsidiary and the portion of equity in a consolidated subsidiary that is not attributable to the Company, directly or indirectly, is presented as noncontrolling interests.

OVERVIEW OF BUSINESS [formatting of the paragraphs in this section are inconsistent]

General

The Company is a holding company incorporated as a Delaware corporation and its sole asset is a controlling equity interest in the LLC. Unless the context suggests otherwise, references in this report to “Truett-Hurst” and the “Company” refer to Truett-Hurst, Inc. and its consolidated subsidiary. Truett-Hurst consolidates the financial results of the LLC and records a noncontrolling interest for the economic interest in the LLC it does not own. The Company’s amended and restated certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock.

Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2017, unless otherwise specifically noted. References to “fiscal year” refer to the fiscal year ending on June 30th of the designated year. For example, “fiscal year 2017” refers to the fiscal year ended June 30, 2017. This Quarterly Report on Form 10-Q references certain trademarks and registered trademarks which may be trademarks or registered trademarks of their respective owners.

On January 25, 2016, the LLC sold its fifty percent interest in Wine Spies with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in the Company’s condensed consolidated financial statements. The gain on the sale along with the prior year results have been recorded in the condensed consolidated statements of operations on the discontinued operations line. Prior periods have been accounted for on a consistent basis.

The Company produces and sells premium, super-premium, and ultra-premium wines made generally from grapes purchased from California-based growers. In addition, the Company purchases semi-finished bulk wine under contract and opportunistically on the spot market. On a more limited basis, the Company also purchases finished goods from both foreign and domestic producers. The Company is headquartered in Sonoma County, California with tasting rooms in the Dry Creek and Russian River valleys. The Company owns its tasting room and winery in the Dry Creek Valley and leases the tasting room and winery located in the Russian River Valley. The Company vacated its tasting room in the Russian River Valley prior to December 31, 2016. The wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Petite Sirah, Merlot and Cabernet Sauvignon and are sold across a number of price points via two distinct distribution channels: three-tier and direct to consumer. The business model is a combination of direct to consumer sales, traditional three-tier brand sales and retail exclusive brand sales. The Company owns, designs and develops its brands, including those developed and sold on a retailer exclusive basis. The brands are differentiated and marketed through innovative packaging and label designs.

Wines in the three-tier channel are sold to distributors with programs available to the broad market or to specific retailers on an exclusive basis. The traditional three-tier distribution business consists of sales of VML, Healdsburg Ranches, Colby Red and Bradford Mountain branded wines. Through a retail exclusive brand model, the Company works with retail partners to develop innovative brands which resonate with their customers and are intended to increase store traffic and expand exclusive brand sales. The retail exclusive model allows the Company to own the brands it creates, which the Company believes differentiates it from the traditional private label model, and allows it the option of expanding the brands into national and international markets, thereby increasing sales and building its brand equity.  The direct to consumer channel consists of sales of products produced by the Company through its tasting rooms, wine clubs and its winery websites.

Strategic Objectives

There are three primary categories into which the Company sells its wine: premium ($12-$14 per bottle retail price), super-premium ($15-$24 per bottle retail price), and ultra-premium ($25-$49 per bottle retail price). The Company believes it can benefit from growth at the premium and above price points and continue to grow the business relying on its competitive strengths: its experienced and knowledgeable team; its relationships with the world’s top wine distributors and retailers; and its innovative approach to distribution and brand development. The Company intends to continue growing by:

•	Developing innovative retail exclusive products that meet the needs of wine retailers. The Company has a reputation for developing innovative retail exclusive brands and working with retail partners on unique programs to support sales of those products. With its branding expertise, the Company intends to continue innovating and building its market share with global wine retailers who are focused on increasing their profitability through retail exclusive offerings.

•	Growing the customer base to include additional major U.S. retail chains. The Company is actively pursuing relationships with the largest retail chains in the United States.

•	Expanding the direct to consumer business. The Company’s wine clubs continue to grow due to growing consumer awareness of the brands from targeted public relations, exciting wine club events and advertising. The direct to consumer business generally generates higher gross margins and the Company intends to continue building this distribution channel in order to further growth.

•	Marketing to key international markets. Since fiscal year 2014, the Company has had a partnership agreement in place with the Trialto Wine Group, LTD, based in Vancouver Canada, to distribute the Truett-Hurst family of brands throughout Canada. The Company also continues to review selective brand development and distribution opportunities in other international markets.

•	Developing new ways to engage customers and to distribute products. The Company continues to be discovery-oriented in its approach and is always looking for new innovations in and approaches to the global wine market. The Company believes that traditional wine marketing, to some degree, has stymied creativity and believes the Company’s innovative branding expertise allows the Company to rapidly capitalize on evolving customer demands.

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

Comparison of the Three and Nine Months Ended March 31, 2017 and 2016

The following table compares sales and gross profit by reporting segment:

	Three Months Ended March 31,
	(in thousands, except percentages)
	Wholesale		Direct to Consumer		Total
	2017	2016	2017	2016	2017	2016
Net Sales	$3,924	$3,491	$1,416	$1,415	$5,340	$4,906
Cost of Sales	2,834	2,681	484	505	3,318	3,186
Gross Profit	$1,090	$810	$932	$910	$2,022	$1,720
Gross Profit %	27.8%	23.2%	65.8%	64.3%	37.9%	35.1%

	Nine Months Ended March 31,
	(in thousands, except percentages)
	Wholesale		Direct to Consumer		Total
	2017	2016	2017	2016	2017	2016
Net Sales	$12,378	$15,451	$4,584	$4,329	$16,962	$19,780
Cost of Sales	9,430	11,753	1,644	1,519	11,074	13,272
Gross Profit	$2,948	$3,698	$2,940	$2,810	$5,888	$6,508
Gross Profit %	23.8%	23.9%	64.1%	64.9%	34.7%	32.9%

For the three months ended March 31, 2017, net sales increased $0.4 million (8.8%) and for the nine months ended March 31, 2017, net sales decreased $2.8 million (14.2%). Net sales for the quarter increased due to additional promotional activities for several of the Company’s brands in the wholesale segment. A significant portion of the nine month decrease relates to a single national retailer that did not renew a promotional rollout from the prior year. The consolidated gross profit margin increased for the three and nine months ended March 31, 2017 from 35.1% to 37.9% and from 32.9% to 34.7%, respectively. The gross profit margin improvement was due to a relatively greater mix of direct to consumer sales compared to wholesale sales.

Wholesale net sales increased 12.4% for the three months ended March 31, 2017 and decreased 19.9% for the nine months ended March 31, 2017. The year to date decrease was primarily caused by the nonrecurring promotional rollout from the prior year noted above and the sales composition being more heavily weighted towards lower-priced product offerings.

Direct to consumer net sales for the three months ended March 31, 2017 were in line compared to the same period in the prior year and increased by 5.9% for the nine months ended March 31, 2017 compared to the same period in the prior year. The increase in direct to consumer net sales for the nine months ended March 31, 2017 was primarily due to continued efforts to grow the channel through wine club and tasting room sales, as well as special offers presented via email to wine club members and non-member consumers.

International sales were $0.2 million and $0.7 million for the three and nine months ended March 31, 2017, respectively, which were flat compared to the same periods in fiscal year 2016.

Sales discounts and depletion allowances are recorded as a reduction of sales at the time of sale. Sales discounts and depletion allowances were $1.0 million and $3.1 million for the three and nine months ended March 31, 2017, respectively, compared to $1.1 million and $3.8 million for the same periods in fiscal year 2016. Sales discounts and depletion allowances were 15.4% of sales for both the three and nine months ended March 31, 2017, respectively, compared to 18.5% and 16.1% for the same periods in fiscal year 2016.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, advertising and other costs for marketing and promoting the Company’s products. Advertising costs are expensed as incurred and were $0.1 million and $0.3 million for the three and nine months ended March 31, 2017, respectively, compared to $0.04 million and $0.3 million for the same periods in fiscal year 2016.

A comparative summary of sales and marketing expenses follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	(in thousands, except for percentages)

	2017	2016	Increase	% Change	2017	2016	Decrease	% Change
Sales and marketing	$1,236	$1,103	$133	12.1%	$3,843	$3,925	$(82)	-2.1%

Percentage of net sales	23.1%	22.5%	0.6%		22.7%	19.8%	2.9%

Sales and marketing expenses increased 12.1% for the three months ended March 31, 2017 due to the recruitment of an additional sales rep and decreased 2.1% for the nine months ended March 31, 2017, compared to the same periods in fiscal year 2016. The decrease for the nine months ended March 31, 2017 is largely due to a reduction in point of sale expenses and storage fees, offset by increases in freight and outside services.

Amounts billed to customers for shipping and handling are recorded as sales and costs incurred for shipping and handling are recorded as a sales and marketing expense. For the three and nine months ended March 31, 2017, shipping costs were $0.3 million and $0.8 million, respectively, about $0.1 million higher compared to the same periods in fiscal year 2016.

General and Administrative

General and administrative expenses include the costs associated with personnel, professional fees, insurance and other expenses related to administrative and compliance functions.

A comparative summary of general and administrative expenses follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	(in thousands, except for percentages)

	2017	2016	Increase	% Change	2017	2016	Decrease	% Change
General and administrative	$641	$635	$6	0.01%	$2,156	$2,244	$(88)	-3.9%

Percentage of net sales	12.0%	12.9%	-0.9%		12.7%	11.3%	-1.4%

General and administrative expense for the three months ended March 31, 2017 was in line with the same period in fiscal year 2016 and for the nine months ended March 31, 2017 decreased 3.9% compared to the same period in fiscal year 2016. The decrease for the nine months ended March 31, 2017 was largely due to decreases in personnel related costs and outside services offset by increases in legal and consulting expenses.

Interest Expense

Interest and loan fee amortization was $0.07 million and $0.3 million for the three and nine months ended March 31, 2017, respectively, compared to $0.08 million and $0.3 million for the same periods in fiscal year 2016.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company’s primary sources of available cash are from operations, bank borrowings and equity offerings. The Company’s primary cash needs are for funding working capital requirements (primarily inventory), capital expenditures for barrels and other equipment to facilitate production, repayment of indebtedness (interest and principal payments) and other operating expenses. The Company is able to borrow against working capital assets (accounts receivable and inventory) via an asset based bank loan.

	March 31, 2017	June 30, 2016	Increase (Decrease)	% Change
	(in thousands, except percentages)
Working capital	$13,811	$12,940	$871	6.7%
Cash and cash equivalents	$542	$4,043	$(3,501)	-86.6%

The Company had approximately $5.7 million of availability under its revolving credit facility as of March 31, 2017, compared to $5.2 million in the prior year. During the third quarter of fiscal year 2017, the Company’s average borrowings outstanding under its revolving credit facility were $4.2 million with a range of $1.3 million compared to average borrowings of $6.6 million and a range of $5.3 million in the prior year.

The weighted average interest rate on the line of credit was 2.77% and 2.79% for the three and nine months ended March 31, 2017, respectively, compared to 2.68% and 2.53% for the same periods in fiscal year 2016.

In July 2016, the capital equipment line of credit from the prior fiscal year was converted to a term loan. The interest rate on the loan is 3.95% with a maturity date of July 1, 2020 and monthly payments of $0.09 million.

The Company’s lines of credit, which were refinanced on July 29, 2016, include (a) a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the LIBOR, (b) a capital equipment line of credit with a maximum commitment of $0.5 million which carries an interest rate of 2.25% above floating One-Month LIBOR, and (c) a foreign exchange facility with a maximum commitment of $0.1 million which allows the Company to enter into any spot or forward transaction to purchase or sell a foreign currency with the bank. The Company did not use the foreign exchange facility during the third quarter of fiscal year 2017. These lines of credit mature on July 31, 2017.

The outstanding balances on the lines of credit are:

	March 31, 2017	June 30, 2016
	(in thousands)
Lines of Credit
Revolving line of credit	$3,984	$9,924
Equipment line of credit	327	387
Total lines of credit	$4,311	$10,311

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

During the fourth quarter of fiscal year 2017, the Company received notification from its lender under the credit facilities that, as of December 31, 2016 and March 31, 2017, the Company was not in compliance with a certain covenant under the credit facilities. On April 19, 2017 and May 9, 2017, the parties entered into waiver agreements under which the lender waived the breach of such covenant, calculated as of December 31, 2016 and March 31, 2017, respectively. The Company expects to be in compliance in all material aspects with the covenants set forth under its credit facilities as of June 30, 2017.

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

Cash Flows

	Nine Months Ended	Nine Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)		Inc/(Dec)
Net cash provided by operating activities	$3,040	$2,659	$381
Net cash (used in) investing activities	$(499)	$(516)	$17
Net cash (used in) provided by financing activities	$(6,042)	$1,149	$(7,191)

Operating Activities

For the nine months ended March 31, 2017, net cash provided by operating activities was $3.0 million, which was an increase of $0.4 million compared to the same period last fiscal year. The changes in cash flows provided by operating activities in the first nine months of fiscal year 2017 are attributable to a net improvement in working capital investment with decreases in accounts receivable and inventories, and an increase in bulk wine deposits, coupled with an increase in accounts payable. Those improvements were partially offset by a decrease in various accrued expense categories.

Investing Activities

Net cash used in investing activities was relatively flat year over year with no significant changes to investment in property and equipment or intangible assets.

Financing Activities

Net cash used in financing activities was $6.0 million for the nine months ended March 31, 2017 compared to net cash provided by financing activities of $1.1 million for the nine months ended March 31, 2016. This decrease is the result of the Company paying down its line of credit in the amount of $0.6 million during the three months ended March 31, 2017 and $5.9 million for the nine months ended March 31, 2017. Payments on the Company’s term loans were $0.1 million during the three months ended March 31, 2017 and $0.4 million for the nine months ended March 31, 2017.

Contractual Obligations and Commitments

Financing Agreements

The Company’s indebtedness is comprised primarily of bank loans including lines of credit and long-term debt.

Lines of Credit

See discussion under “Liquidity and Capital Resources” above.

Long-Term Debt

Long-term debt consists of various notes payable to a bank secured by specific property and/or equipment. The total outstanding principal balance on all the notes as of March 31, 2017 was $3.6 million. The interest rates and maturity dates of the notes are described in Note 4 - “Borrowings” of the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

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

The Company enters into short- and long-term contracts with third-parties and related party growers to supply a portion of its future grape and bulk wine inventory requirements. The grape commitments for fiscal year 2017 were received during the first quarter. The Company did not extend a large contract for the purchase of bulk wine to future years. Future minimum grape and bulk wine inventory purchase commitments are as follows:

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2017	$1,652	$-	$1,652
2018	1,687	57	1,744
2019	649	-	649
Thereafter	316	-	316
Total grape and bulk purchase commitments	$4,304	$57	$4,361

At March 31, 2017, total future purchase commitments for finished goods total approximately $4.2 million and are expected to be fulfilled during the remainder of fiscal year 2017 and continue into fiscal year 2018.

Production and Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2017 harvest. The current bottling contract requires a minimum of 120,000 cases at an average of $2.85 per case to be bottled in a one-year period. During fiscal year 2016, the Company transferred bulk wine to a storage facility owned by related party. At March 31, 2017, approximately 42% of its bulk wine inventory was stored at the related party location. The terms of the storage agreement are on the same basis as similar non-related party agreements.

Leases

During the first quarter of fiscal year 2017, the Company modified a tasting room and winery production facility lease agreement as described in Part II, Item 1. Legal Proceedings. The future lease commitments as presented below give effect to the modified lease terms.

The Company has two lease agreements for administrative office space. Both are leases with an end date of October 31, 2019. One of these leases contains three one-year renewal options with adjustment to market rates.

Lease payments for these facilities were $0.1 million and $0.02 million for the three and nine months ended March 31, 2017, respectively, compared to $0.1 million and $0.3 million for the same periods in fiscal year 2016.

Future lease commitments are:

Years ending June 30,
(in thousands)
2017 (remaining three months)	$43
2018	84
2019	90
2020	30
Thereafter	-
Total future lease payments	$247

The Company settled outstanding litigation related to the lease of one of its tasting rooms and a winery production facility, in exchange for payment of $1.0 million to the LLC, quitclaimed certain rights, and modified its lease such that the Company vacated the tasting room portion of the property prior to December 31, 2016, and will vacate the balance of the space no later than May 31, 2017. The Company received payments of $0.7 million and $0.15 million during the first and second quarters of fiscal year 2017, respectively. The balance of $0.15 million is held in an escrow account with the amount payable upon vacating the winery production facility by May 31, 2017. The $0.15 million receivable is recorded in accounts receivable on the condensed consolidated balance sheets. The entire $1.0 million was recorded as a gain in other income on the condensed consolidated statements of operations. The gain was offset by a reserve for abandoned assets in the amount of $0.1 million. The $0.1 million represents the book value of assets that were left at the property when the Company vacated the tasting room premises.

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

Accounting Pronouncements

See Note 1 – “Basis of Presentation and Significant Accounting Policies” of the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for the summary of accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Truett-Hurst is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Internal Controls over Financial Reporting

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and provide reasonable assurance, as of the end of the period covered by this report, that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely discussions regarding required disclosure.

Changes to Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may be subject to various litigation matters arising in the ordinary course of business from time to time.  Other than the matters discussed below, the Company is not aware of any current pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on the Company’s consolidated balance sheets, statements of operations, or statements of cash flows.

On January 29, 2016, MWG filed a complaint against Phil Hurst and the LLC. The complaint alleges that, prior to January 2012, Phil Hurst and the LLC aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Paul Dolan’s contract with Thornhill Management Company (the manager of MWG), and aided and abetted Paul Dolan’s interference with MWG’s economic advantage. Phil Hurst and the LLC deny the claims, deny all wrongdoing, and deny that they caused any harm to MWG. On November 10, 2016, the Sonoma County Superior Court granted MWG’s Motion to Consolidate the Hurst/LLC case with a second complaint MWG filed against a law firm for legal malpractice and breach of fiduciary duty. The Court ruled the cases were sufficiently related and should be tried together. A new trial date has been set for November 3, 2017. No amount has been recorded in the condensed consolidated financial statements related to this suit. On March 22, 2017, the Company received notice from its D&O insurance carrier that 50% of the legal fees associated with the defense of Phil Hurst will be covered under the D&O insurance policy subject to a $150,000 retention amount.

The Company settled outstanding litigation related to the lease of one of its tasting rooms and a winery production facility, in exchange for payment of $1.0 million to the LLC, quitclaimed certain rights, and modified its lease such that the Company vacated the tasting room portion of the property prior to December 31, 2016, and will vacate the balance of the space no later than May 31, 2017. The Company received payments of $0.7 million and $0.15 million during the first and second quarters of fiscal year 2017, respectively. The balance of $0.15 million is held in an escrow account with the amount payable upon vacating the winery production facility by May 31, 2017. The entire $1.0 million was recorded as a gain in other income on the condensed consolidated statements of operations. The gain was offset by a reserve for abandoned assets in the amount of $0.1 million. The $0.1 million represents the book value of assets that were left at the property when the Company vacated the tasting room premises.

ITEM 1A. RISK FACTORS

There have been no material changes in information regarding the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K as filed with the SEC on September 28, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 11th day of May, 2017.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	May 11, 2017

Phillip L. Hurst
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Evan B. Meyer	May 11, 2017

Evan B. Meyer
Chief Financial Officer
(Principal Financial/Accounting Officer)

