Form 10-K
period 2017-06-30
Truett-Hurst, Inc.
filed 2017-10-13
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2017

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates was approximately $4,856,018 based upon a total of 2,334,624 shares of Class A common stock held by non-affiliates and a closing price of $2.08 per share on June 30, 2017 for the Class A common stock as reported on The NASDAQ Capital Market. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐

Not Applicable.

The number of shares outstanding with respect to each of the classes of our common stock, as of September 14, 2017, is set forth below:

Class	Number of shares outstanding
Class A common stock, par value $0.001 per share	4,426,789
Class B common stock, par value $0.001 per share	7

Documents incorporated by reference: The Registrant's definitive proxy statement, to be filed with the Commission not later than 120 days after June 30, 2017, is incorporated by reference in Part III of this Report.

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
•

Because the founding LLC members (the “Founders”) have retained significant control over Truett-Hurst, Inc., current shareholders and new investors will not have as much influence on corporate decisions as they would if control were less concentrated.

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

Quantities or results referred to as “to date” or “as of this date” mean as of or to June 30, 2017, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year. For example, “FY17” and “fiscal year 2017” each refer to the fiscal year ended June 30, 2017. This Annual Report on Form 10-K references certain trademarks and registered trademarks which may be trademarks or registered trademarks of their respective owners.

On January 25, 2016, the LLC sold its fifty percent interest in The Wine Spies, LLC (“Wine Spies”) with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in the Company’s FY16 audited consolidated financial statements. The gain on the sale has been recorded in the consolidated statements of operations on the discontinued operations line.

On October 8, 2017 and for several days thereafter, significant wildfires broke out in Napa, Sonoma, and surrounding counties in Northern California. Certain of the Company’s inventory, primarily juice pressed from grapes picked during the 2017 harvest and maintained at outside production and storage facilities, may be subject to spoilage. The Company believes that any loss of inventory related to the fires is substantially covered under the Company’s insurance policies. Additionally, there may be future negative impacts on the Company’s outside production and operating arrangements, including bottling and warehousing of case goods. See Note 14, “Subsequent Events”.

General

The Company produces and sells premium, super-premium, and ultra-premium wines made generally from grapes purchased from California-based growers. In addition, the Company purchases semi-finished bulk wine under contract and opportunistically on the spot market. On a more limited basis, the Company also purchases finished goods from both foreign and domestic producers. The Company is headquartered in Sonoma County, California with a tasting room in the Dry Creek Valley. The Company owns its tasting rooms and winery in the Dry Creek Valley and leases space for wine production within a custom crush facility located in Santa Rosa, California. The wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Petite Sirah, Merlot, and Cabernet Sauvignon and are sold across a number of price points via two distinct distribution channels: three-tier and direct to consumer. The business model is a combination of direct to consumer sales, traditional three-tier brand sales and retail exclusive brand sales. The Company owns, designs and develops its brands, including those developed and sold on a retailer exclusive basis. The Company’s brands are differentiated and marketed through innovative packaging and label designs.

Wines in the three-tier channel are sold to distributors with programs available to the broad market or to specific retailers on an exclusive basis. The traditional three-tier distribution business consists of sales of VML, Healdsburg Ranches, Colby Red, Bradford Mountain, and Dearly Beloved branded wines. Through the retail exclusive brand model, the Company works with retail partners to develop innovative brands which resonate with their customers and are intended to increase store traffic and expand exclusive brand sales. The retail exclusive model allows the Company to own the brands it creates, which the Company believes differentiates it from the traditional private label model, and allows it the option of expanding the brands into national and international markets, thereby increasing sales and building the brand equity.  The direct to consumer channel consists of sales of products produced by the Company through its tasting rooms, wine clubs and its winery websites.

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

•

Marketing to key international markets. Since fiscal year 2014, the Company has had a partnership agreement with the Trialto Wine Group, LTD, based in Vancouver, Canada, to distribute the Truett-Hurst family of brands throughout Canada. The Company also continues to review selective brand development and distribution opportunities in other international markets.

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

Wine Operations

Brands

The Company operates two wineries where wine is produced from many varieties of grapes principally grown or purchased in Sonoma County’s Dry Creek Valley and Russian River Valley appellations. Established in 2007, Truett-Hurst was the first winery operation and brand that focuses on producing limited lots of super-premium wine from a range of varietals, including Zinfandel, Chardonnay, Sauvignon Blanc, Pinot Noir, Petite Sirah and other unique red blends from grapes sourced from local growers in the Dry Creek Valley. Established in 2011, VML was the second winery operation and brand that focuses on producing limited lots of super-premium and ultra-premium wines from grapes purchased from local growers in the Russian River Valley. The primary varietals include Pinot Noir, Chardonnay, Sauvignon Blanc, and Gewurztraminer.

Property

The Company owns a 25-acre property located at 5610 Dry Creek Road, Healdsburg, California, of which approximately 15 acres is used for growing grapes.  The remainder of the property is used for the Truett-Hurst and VML tasting rooms, retail sales space, and office space for support staff.  Although the Company has maintained the proper permits to build a winery at this location and there is infrastructure, such as electricity and access to water, necessary to operate a winery on the property, the Company has not made the requisite capital expenditures to construct a building to house grape-crushing equipment and wine storage tanks.  The Company believes that the property can be used to expand its wine-making operations in the future and provide better control over wine quality.

The Company leases wine production space within a custom crush facility located in Santa Rosa, California. The lease commenced on April 15, 2017 and ends on June 15, 2018. The initial 14-month term may be renewed for additional periods as agreed to by both parties. Previously, the Company leased a winery located at 4035 Westside Road, Healdsburg, California, but vacated those premises prior to May 31, 2017. Certain of these facilities may have been impacted by the Northern California wildfires in October 2017. See Note 14, “Subsequent Events”.

Production

The wine production space within the custom crush facility allows the Company to crush, ferment and oak barrel age approximately 700 tons (50,000 cases) of ultra-premium grapes annually, with capacity to increase to 1,000 tons with additional capital improvements. For increased production capacity, the Company outsources to a variety of specialist wineries and bottling facilities. The Company has been able to satisfy the production requirements to date and considers its sources to be adequate at this time. However, the inability of any of the suppliers to satisfy the Company’s requirements could adversely affect operations.

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

The Company’s sales are comprised of three segments; Direct to Consumer (“DTC”), wholesale retail exclusive brands, and wholesale national brands. DTC sales take place in our popular Dry Creek Valley tasting rooms and through our website. The Company has developed a significant wine club membership base whose members are shipped wine four times per year in quantities ranging from 3 to 12 bottles per shipment. The growing DTC segment represents approximately 28% of the Company’s net sales and 53% of the Company’s gross profit.  DTC sales have high margins, typically include more expensive wines, and create a “halo effect” for the Company’s retail exclusive and national brands. The company’s retail exclusive segment targets the top 50 on-premise (restaurants) and off-premise (grocery, drug, club) retail chains. U.S. retailers are embracing this category due to the higher margins they produce for the retailer and the exclusivity the retailers achieve with these brands. The national brand segment is comprised of brands the Company has developed and owns (VML, Dearly Beloved, Healdsburg Ranches, and the new Weight Watchers endorsed low SmartPoint ™ wine brand, Cense, as examples) and brands which the Company has partnered with others to sell and market (Colby Red). The Company sells these brands to on and off-premise regional and national chains, as well as independent restaurants, liquors stores, and grocery stores. The Company is able to compete and grow its national brand sales by differentiating its products with innovative packaging, value-priced high-quality wines, cause marketing, and by using large licensors.

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

In the retail exclusive market, the Company competes against larger wine producers, including Constellation Brands, Inc., E.&J. Gallo Winery, Bronco Wines, Winery Exchange Inc., Vintage Wine Estates, Delicato Family Vineyards, and other California and international wine producers.

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

Intellectual Property

The Company protects proprietary rights through a variety of means and measures, including patents, trade secrets, copyrights, trademarks, contractual restrictions and technical measures. A number of brands are under registered trademarks. International trademark registrations are also maintained where it is appropriate to do so.  Each of the U.S. trademark registrations is renewable indefinitely so long as the Company is making a bona fide usage of the trademark.  As of September 1, 2017, the Company had 42 registered material trademarks, 3 published and 1 pending.

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

The Company believes they are in compliance in all material respects with all applicable governmental laws and regulations in the countries in which it operates. The Company also believes that the cost of administration and compliance with, and liability under, such laws and regulations have not had a material adverse impact on the Company’s financial condition, results of operations or cash flows for the fiscal year ended June 30, 2017.

Employees

As of June 30, 2017, the Company had 29 full time, 26 part time, and 4 seasonal employees. The Company hires part time and seasonal help as needed. All employees were located in the United States. The Company believes that future success will depend in large part on the ability to attract and retain highly skilled technical, managerial, and sales and marketing personnel. None of the employees are subject to collective bargaining agreements. The Company believes relations with their employees are good.

Information About the Company’s Executive Officers

The information required under this Item is incorporated by reference from the Company’s definitive proxy statement to be filed relating to the Company’s 2017 annual meeting of shareholders.

Available Information

Principal executive offices are located at 125 Foss Creek Circle, Healdsburg, California 95448, and the telephone number is (707) 431-4423. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements with the SEC. The public may read and copy any materials that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issues, including what the Company files electronically with the SEC at www.sec.gov. You may learn more about the Company by visiting the website at www.truetthurstinc.com. The information on the website is not part of this Form 10-K. The foregoing information regarding the website and its content is for your convenience only. The content of the website is not deemed to be incorporated by reference in this report or filed with the SEC.

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

Under the JOBS Act, the Company will remain an “emerging growth company” until the earliest of:

•	the last day of the fiscal year during which the Company has total annual gross revenues of $1 billion or more;
•	the last day of the fiscal year following the fifth anniversary of the Company’s IPO, June 30, 2018;
•	the date on which the Company has, during the previous three-year period, issued more than $1 billion in non-convertible debt; and
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

The Company depends on various bulk wine suppliers for the production of several wines, particularly the direct to retailer designated labels. These contracts currently cover the 2017-2019 harvests. Extension of these contracts is not guaranteed and thus the Company may have exposure to the availability and pricing of bulk wine for its production needs which could increase the cost or reduce the amount of wine the Company is able to produce for sale in the future. This could reduce sales and profits.

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

The Company has had a limited number of quarters or years of profitability and historically raised additional capital to meet its growth needs.  The Company expects to make significant investments in order to develop and expand its business, which, it believes, will result in additional sales, marketing and general and administrative expenses that will require increased sales to recover these additional costs.  As a public company, the Company expects to continue to incur legal, accounting, and other administrative expenses that are material. The Company’s revenue has been subject to volatility in recent periods and this volatility may cause the Company to not cover its costs and successfully compete in the highly competitive wine market.

The Company may not generate sufficient revenue to achieve profitability. The Company may incur significant losses in the future for a number of reasons, including slowing demand for its products and increasing competition, as well as the other risks described in this Annual Report on Form 10-K, and may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors in the expansion of the business. Accordingly, the Company may not be able to achieve or maintain profitability and, may incur significant losses in the future, and this could cause the price of the Class A common stock to decline.

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

The Company believes that success largely depends on the employment of experienced professionals in a number of key positions. Examples include Phil Hurst, Chief Executive Officer, Evan B. Meyer, Chief Financial Officer, Virginia Lambrix, Winemaker, and Kevin Shaw, an independent contractor who serves as the Creative Director.  Any inability or unwillingness of these or other key management team members to continue in their present capacities could harm the business and its reputation.

A reduction in the Company’s access to or an increase in the cost of the third-party services used to produce its wine could harm its business.

The Company utilizes capacity at several third-party facilities for the production of a significant portion of its wines.  The inability to use these or alternative facilities, at reasonable prices or at all, could increase the cost or reduce the amount of production, which could reduce the Company’s sales and profits.  Certain of these facilities may have been impacted by the Northern California wildfires in October 2017. See Note 14, “Subsequent Events”. The Company does not have long-term agreements with any of these facilities, and they may provide services to competitors at a price above what the Company is willing to pay. The activities conducted at outside facilities include crushing, fermentation, storage, blending, and bottling.  The reliance on these third-parties varies according to the type of production activity.  As production increases, the Company must increasingly rely upon these third-party production facilities.  Reliance on third-parties will also vary with annual harvest volumes.

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

The Company’s bank loans include a number of customary restrictive covenants that could impair the Company’s financing and operational flexibility and make it difficult to react to market conditions and satisfy ongoing capital needs and unanticipated cash requirements. The bank loans contain usual and customary covenants, including, without limitation:

•	limitation on incurring senior indebtedness;
•	limitation on making loans and advances;
•	limitation on investments, acquisitions and capital expenditures;
•	limitation on liens, mergers and sales of assets;
•	minimum current assets to current liabilities ratio;
•	maximum debt to effective tangible net worth ratio; and
•	minimum quarterly EBITDA.

The Company’s ability to comply with the covenants and other terms of its bank loans will depend on future operating performance and, in addition, may be affected by events beyond the Company’s control, and the Company may not meet them. If the Company fails to comply with such covenants and terms, it would be required to obtain waivers from its lenders or agree with the lenders to an amendment of the facility's terms to maintain compliance under such facility. The Company was out of compliance with the debt service coverage ratio covenant on its revolving line of credit for the quarters ended December 31, 2016, March 31, 2017, and June 30, 2017, but received waivers for those periods from the Company’s lender. If the Company is unable to obtain any necessary waivers and the debt is accelerated, it would have a material adverse effect on the financial condition and future operating performance, and the Company may be required to limit activities.

Because the Founders retain significant control over Truett-Hurst, Inc. current shareholders and new investors will not have as much influence on corporate decisions as they would if control were less concentrated.

As of June 30, 2017, the Founders and current officers and directors of the Company (together, “Founders and Affiliates”) control approximately 41% of the combined voting power of the Company through ownership of outstanding Class A common stock and/or Class B common stock. Prior to conversion of their LLC Units, each holder of LLC Units holds a single share of Class B common stock. Although these shares have no economic rights, they allow the existing owners to exercise voting power over Truett-Hurst, Inc., the managing member of the LLC, at a level that is consistent with their overall equity ownership of the business. As a result, Founders and Affiliates have significant influence in the election of directors and the approval of corporate actions that must be submitted for a vote of shareholders.

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

The Company also enters into grape and bulk wine purchase agreements and bulk wine storage contracts from time to time with entities in which Founders have financial interests.  During FY17, the Company entered into such arrangements with:

•	Premium Wine Storage, which is owned Paul E. Dolan III (33%) and Heath E. Dolan (33%).

Paul E. Dolan and Heath E. Dolan each control approximately 5.4% of the combined voting power of the Company. Paul E. Dolan is a director of the Company, while Heath E. Dolan resigned as a director of the Company in May 2017.

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

Increased IT security threats and more sophisticated cyber-crime pose a potential risk to the security of the Company’s IT systems, networks, and services, as well as the confidentiality, availability, and integrity of its data. If the IT systems, networks, or service providers fail to function properly, or if the Company suffers a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and the Company’s business continuity plans do not effectively address these failures on a timely basis, the Company may suffer interruptions in its ability to manage operations and reputational, competitive and/or business harm, which may adversely affect business operations and/or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and the Company may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to the Company or to its partners, its employees, customers, suppliers or consumers. In any of these events, the Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.

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

Natural disasters, including earthquakes or fires, could destroy the Company’s facilities or the Company’s inventory, and/or negatively impact contracted third-party production and storage capacity and availability.

The Company must store its wine in a limited number of locations for a period of time prior to its sale or distribution. Any intervening catastrophes, such as an earthquake or fire, that result in the destruction of all or a portion of its wine would result in a loss of investment in, and anticipated profits and cash flows from, that wine. Such a loss would seriously harm business and reduce sales and profits. See Note 14, “Subsequent Events”.

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

In accordance with customary practice, the Company maintains insurance against some, but not all, potential claims. In the future, the Company may not be able to maintain insurance at commercially acceptable premium levels. In addition, the levels of insurance the Company maintains may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact on the business, financial condition and results of operations.

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

As of June 30, 2017, the Founders and Affiliates control 41% of the combined voting power through their ownership of the outstanding Class A common stock and/or Class B common stock. Because the Founders and Affiliates hold a majority of their ownership interest in the business through the LLC (approximately 94% of their ownership), rather than through the public company, the Founders and Affiliates may have conflicting interests with holders of shares of the Class A common stock. For example, the Founders and Affiliates may have different tax positions from the Company which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that the Company entered in to, and whether and when the Company should terminate the tax receivable agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions may take into consideration the Founders’ and Affiliates’ tax or other considerations even where no similar benefit would accrue to the Company. The tax receivable agreement also provides that upon certain mergers, asset sales, or other forms of business combinations, substantial payment obligations to the Founders and Affiliates will accelerate.

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

The Company expects the payments that it may make under the tax receivable agreement will be substantial. There may be a material negative effect on the Company’s liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual benefits realized in respect of the tax attributes subject to the tax receivable agreement and/or distributions to Truett-Hurst, Inc. by the LLC, or if LLC funds are not sufficient to permit Truett-Hurst, Inc. to make payments under the tax receivable agreement after it has paid taxes. The payments under the tax receivable agreement are not conditioned upon the continued ownership of the Company by the counterparties to the tax receivable agreement. The tax receivable agreement also provides that upon certain mergers, asset sales, or other forms of business combinations, substantial payment obligations to the Founders and Affiliates will accelerate.

The Company is required to make a good faith effort to ensure that it has sufficient cash available to make any required payments under the tax receivable agreement. The operating agreement of the LLC requires the LLC to make “tax distributions” which, in the ordinary course, will be sufficient to pay the actual tax liability and to fund required payments under the tax receivable agreement. If for any reason the LLC is not able to make a tax distribution in an amount that is sufficient to make any required payment under the tax receivable agreement or the Company otherwise lacks sufficient funds, interest would accrue on any unpaid amounts at LIBOR plus 500 basis points until they are paid. If the Company breaches any of its material obligations under the tax receivable agreement, substantial payment obligations will generally be accelerated and due as if the Company had exercised its right to terminate the agreement

In the event that the Company and an exchanging LLC Unit holder are unable to resolve a disagreement with respect to the tax receivable agreement, the Company is required to appoint either an expert in the relevant field or an arbitrator to make a determination, depending on the matter in dispute.

In certain cases, payments under the tax receivable agreement to the existing owners may be accelerated and/or significantly exceed the actual benefits realized in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, Truett-Hurst, Inc. elects an early termination of the tax receivable agreement, Truett-Hurst, Inc.’s (or its successor's) obligations with respect to exchanged or acquired LLC Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that the corporate taxpayer would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) the Company could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits realized in respect of the tax attributes subject to the tax receivable agreement and (ii) if the Company elects to terminate the tax receivable agreement early, the Company would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, and this upfront payment may be made years in advance of the actual realization of such future benefits. Upon a subsequent actual exchange, any additional increase in tax deductions, tax basis and other benefits in excess of the amounts assumed at the change in control will also result in payments under the tax receivable agreement. In these situations, the Company’s obligations under the tax receivable agreement could have a substantial negative impact on its liquidity. There can be no assurance that the Company will be able to finance its obligations under the tax receivable agreement.

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

If securities or industry analysts stop publishing research or reports about the Company’s business, or if they downgrade their recommendations regarding the Company’s Class A common stock, the stock price and trading volume could decline further.

As a small-cap company, our common stock has limited liquidity. The market price and trading volume of shares of the common stock are volatile and are likely to continue to fluctuate substantially in response to various factors, many of which are beyond our control and may not be related to operating performance. The trading market for the Company’s Class A common stock is influenced by the research and reports that industry or securities analysts publish about the Company or its business. The Company has limited research coverage for its stock and it is difficult to attract research coverage for small-cap companies like ours. If any of the analysts who cover the Company downgrades the Company’s Class A common stock or publishes inaccurate or unfavorable research about the Company’s business, its Class A common stock price may decline further. If analysts cease coverage of the Company or fail to regularly publish reports on the Company, the Company could lose visibility in the financial markets, which in turn could cause the Class A common stock price or trading volume to decline further and the Class A common stock to be less liquid.

The market price and trading volume of the Company’s common stock are volatile and may be affected by market conditions beyond the Company’s control.

As a small-cap company, our common stock has limited liquidity. The market price and trading volume of shares of the common stock are volatile and are likely to continue to fluctuate substantially in response to various factors, many of which are beyond our control and may not be related to operating performance. These fluctuations could cause investors to lose part or all of their investment in shares of the Company’s common stock. In addition, operating results could be below the expectations of the public market analysts and investors due to a number of potential factors, including variations in quarterly operating results, departures of key management personnel, failure to meet analysts' earnings estimates, publication of research reports about the industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting the Company’s business, adverse market reaction to any indebtedness the Company may incur or securities the Company may issue in the future, and other factors. You may be unable to resell your shares of Class A common stock at or above the price you originally paid. In addition, as a result of the Company’s market capitalization, among other factors, there is limited liquidity in the market for the Company’s common stock. As a result, even if you choose to sell your shares of Class A common stock, you may find it difficult to do so.

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

As of June 30, 2017, the Company had an aggregate of 10.6 million shares of Class A common stock authorized but unissued, including approximately 2.76 million shares of Class A common stock issuable upon exchange of outstanding LLC Units and 0.1 million shares reserved for issuance under its 2012 Incentive Plan. See Part II, Item 8, Note 10, “Stock-based Compensation” to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The certificate of incorporation authorizes the Company to issue these shares of Class A common stock and restricted stock rights relating to Class A common stock for the consideration and on the terms and conditions established by the board of directors in its sole discretion. Any Class A common stock that is issued, including under the 2012 Incentive Plan or other equity incentive plans that the Company may adopt in the future, would dilute the percentage ownership held by then existing holders of Class A common stock.

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

For as long as the Company remains an emerging growth company, it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. The Company may take advantage of these reporting exemptions until it is no longer an emerging growth company. The Company will remain an emerging growth company until the beginning of FY19 unless it no longer qualifies for such status prior to that time. After the Company is no longer an emerging growth company, it expects to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns a 25-acre property located at 5610 Dry Creek Road, Healdsburg, California, of which approximately 15 acres is used for growing grapes.  The remainder of the property is used for two tasting rooms, retail sales space, and office space for support staff.  Although the Company has maintained the proper permits to build a winery at this location and there is infrastructure, such as electricity and access to water, necessary to operate a winery on the property, the Company has not made the requisite capital expenditures to construct a building to house grape-crushing equipment and wine storage tanks.  The Company believes that the facility can be used to expand its wine-making operations in the future and provide better control over wine quality.

The Company leases wine production space within a custom crush facility located in Santa Rosa, California. The lease commenced on April 15, 2017 and ends on June 15, 2018. The initial 14-month term may be renewed for additional periods as agreed to by both parties. Previously, the Company leased a winery located at 4035 Westside Road, Healdsburg, California. In June of 2016, the Company settled outstanding litigation related to this tasting room and winery production facility lease in exchange for payment of $1.0 million to the LLC, quitclaimed certain rights, and modified its lease such that the Company vacated the tasting room portion of the property prior to December 31, 2016, and vacated the winery production portion prior to May 31, 2017. The Company received a series of settlement payments totaling $1.0 million in fiscal year 2017. The entire $1.0 million was recorded as a gain in other income on the consolidated statement of operations in FY17. The gain was offset by a reserve for abandoned assets in the amount of $0.1 million. The $0.1 million represents the book value of assets that were left at the property when the Company vacated the premises in December 2016.

The Company leases approximately 2,500 square feet for administrative offices at 125 Foss Creek Circle, Healdsburg, California. In June 2016, the Company renewed the lease for an additional three years. The renewed lease term is November 1, 2016 through October 31, 2019. The Company also leases approximately 1,600 square feet for executive and administrative offices at 165 Foss Creek Circle, Healdsburg, California. The lease commenced on September 1, 2016 and ends on October 31, 2019.

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

In January 2016, Mendocino Wine Group (“MWG”) filed a complaint against Phil Hurst and the LLC. The complaint alleges that, prior to January 2012, Phil Hurst and the LLC aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Paul Dolan’s contract with Thornhill Management Company (the manager of MWG), and aided and abetted Paul Dolan’s interference with MWG’s economic advantage. Phil Hurst and the LLC deny the claims, deny all wrongdoing, and deny that they caused any harm to MWG. In November 2016, the Sonoma County Superior Court granted MWG’s Motion to Consolidate the Hurst/LLC case with a second complaint MWG filed against a law firm for legal malpractice and breach of fiduciary duty. The Court ruled the cases were sufficiently related and should be tried together. A new trial date has been set for November 2017. No amount has been recorded in the consolidated financial statements related to this suit. In October 2017, the Sonoma County Superior Court granted the Company’s summary judgement motion and dismissed the case against Phil Hurst and the LLC. The plaintiff, MWG, has 60 days to appeal the Court’s decision. If such an appeal is filed, the process may take 9 to 18 months to obtain a final resolution.

In June 2016, the Company settled outstanding litigation with the Hambrecht Wine Group, L.P. related to the lease of one of its tasting rooms and a winery production facility located at 4035 Westside Road, Healdsburg, California, in exchange for payment of $1.0 million to the LLC, quitclaimed certain rights, and modified its lease such that the Company vacated the tasting room portion of the property prior to December 31, 2016, and vacated the winery production portion prior to May 31, 2017. The Company received a series of settlement payments totaling $1.0 million in fiscal year 2017 and recorded a net gain of $0.8 million related to the lease termination in the Company’s consolidated statement of operations for the fiscal year ended June 30, 2017.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s Class A common stock is traded on The NASDAQ Capital Market under the symbol “THST.” As of June 30, 2017, there were 19 holders of record of Class A common stock and 7 holders of record of Class B common stock. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for the Class A common stock, as reported on The NASDAQ Capital Market:

Fiscal 2016	Low Price	High Price
Quarter ended 9/30/2015	$.91	$2.84
Quarter ended 12/31/2015	$.20	$4.50
Quarter ended 3/31/2016	$.92	$1.93
Quarter ended 6/30/2016	$1.20	$1.71

Fiscal 2017	Low Price	High Price
Quarter ended 9/30/2016	$1.55	$2.34
Quarter ended 12/31/2016	$1.58	$1.92
Quarter ended 3/31/2017	$1.74	$2.54
Quarter ended 6/30/2017	$2.00	$2.36

As of September 14, 2017, the last reported sale price on The NASDAQ Capital Market for the Company’s common shares was $2.20 per share. The Company’s Class B common stock is not publicly traded.

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

Overview

The Company produces and sells premium, super-premium, and ultra-premium wines made generally from grapes purchased from California-based growers. In addition, the Company purchases semi-finished bulk wine under contract and opportunistically on the spot market. On a more limited basis, the Company also purchases finished goods from both foreign and domestic producers. The Company is headquartered in Sonoma County, California with two tasting rooms on its property in the Dry Creek Valley. The Company owns its tasting rooms and winery in the Dry Creek Valley and leases space for wine production within a custom crush facility located in Santa Rosa, California. The wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Petite Sirah, Merlot, and Cabernet Sauvignon and are sold across a number of price points via two distinct distribution channels: three-tier and direct to consumer. The business model is a combination of direct to consumer sales, traditional three-tier brand sales and retail exclusive brand sales. The Company owns, designs and develops its brands, including those developed and sold on a retailer exclusive basis. The brands are differentiated through innovative packaging and label designs and marketed using highly targeted efforts in retailer stores (through tastings with consumers and displays and advertisements).

Wines in the three-tier channel are sold to distributors with products available to the broad market or to specific retailers on an exclusive basis. The traditional three-tier “national brand” distribution business consists of sales of VML,Colby Red, Dearly Beloved,and Healdsburg Ranchsbranded wines. Through the retail exclusive brand model, the Company works with retail partners to develop innovative brands which resonate with their customers and are intended to increase store traffic, improve gross margins, and expand exclusive brand sales. The retail exclusive model allows the Company to own the brands it creates, which the Company believes differentiates it from the traditional private label model, and allows it the option of expanding the brands into national and international markets, thereby increasing sales and building the brand equity.  The direct to consumer channel consists of sales of products produced by the Company through its tasting rooms, wine clubs and its winery websites.

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

At June 30, 2017, there were 2.76 million LLC Units held by parties other than THI which upon exercise of the right to exchange would exchange for Class A common stock on a one-for-one basis. At June 30, 2017, the Company’s Founders and Affiliates control 41% of the voting power of the outstanding Class A common stock and the outstanding Class B common stock. Prior to conversion of their LLC Units, each holder of LLC Units holds a single share of the Class B common stock. Accordingly, the Founders and Affiliates have significant influence on the election of the members of the board of directors, and thereby of the management and affairs.

Exchange and Tax Receivable Agreement

The Company has an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers. Under the exchange agreement, each LLC member (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at the Company’s election. As a holder exchanges their LLC Units, the Company’s interest in the LLC will be correspondingly increased. Through June 30, 2017, certain LLC members have exchanged 1.3 million LLC units, on a one-for-one basis, for shares of Class A common stock of the Company, under the exchange agreement.

In connection with the exchange agreement, the Company also has tax receivable agreement (“TRA”) with the LLC members. The agreement provides for the payment from time to time, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) increases in tax basis resulting from the exchange of LLC Units and (ii) certain other tax benefits related to the Company entering into the agreement, including tax benefits attributable to payments under the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC. For purposes of the agreement, the benefit deemed realized by the corporate taxpayer will be computed by comparing the actual income tax liability of the corporate taxpayer (calculated with certain assumptions) to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the exchanges, and had the corporate taxpayer not entered into the agreement. The term of the agreement will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the agreement for an amount based on the agreed payments remaining to be made under the agreement or the corporate taxpayer breaches any of its material obligations under the agreement in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the agreement. In addition, the tax receivable agreement provides that upon certain mergers, asset sales, or other forms of business combinations, substantial payment obligations to the Founders and Affiliates will accelerate.

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

Comparison of the Fiscal Year 2017 and 2016

The following table compares the financial results by reporting segment:

	Fiscal Years Ended June 30,
	(in thousands, except percentages)
	Wholesale		Direct to Consumer		Total
	2017	2016	2017	2016	2017	2016
Net Sales	$15,576	$20,011	$5,960	$5,772	$21,536	$25,783
Cost of Sales	12,161	15,450	2,153	2,046	14,314	17,496
Gross Profit	$3,415	$4,561	$3,807	$3,726	$7,222	$8,287
Gross Profit %	21.9%	22.8%	63.9%	64.6%	33.5%	32.1%

For the fiscal year ended June 30, 2017, net sales decreased $4.2 million or 16.5% while the gross profit margin increased from 32.1% to 33.5% due to a change in the ratio of wholesale to direct to consumer sales.

Wholesale net sales decreased $4.4 million or 22.2% for the fiscal year ended June 30, 2017. The reduction was primarily the result of a FY16 retail exclusive project with a national retailer that was nonrecurring in FY17. In addition, sales related to two other retail exclusive partners decreased in FY17 vs. FY16.

Direct to consumer net sales increased 3.3% for the fiscal year ended June 30, 2017. The increase in direct to consumer net sales was primarily due to continued efforts to grow the channel through wine club and tasting room sales, as well as special offers presented via email to wine club members and others.

International sales were $0.8 million and $0.9 million for the fiscal years ended June 30, 2017 and June 30, 2016, respectively.

Sales discounts and depletion allowances are recorded as a reduction of sales at the time of sale. For the fiscal years ended June 30, 2017 and June 30, 2016, sales discounts and depletion allowances totaled $3.9 million and $4.7 million, respectively. The $0.8 million decrease corresponds primarily to lower sales in the wholesale segment.

For the fiscal year ended June 30, 2017, the wholesale gross profit margin decreased 0.9 percentage points due to a greater concentration of sales attributable to less profitable retailers. For the same period, the direct to consumer gross profit margin decreased 0.7 percentage points due to lower fees collected in the tasting room and higher net shipping costs related to wine club orders. The Company plans to adjust costs or increase pricing to the extent it is able in order to improve the wholesale gross profit margins. For the direct to consumer segment, the Company plans to increase pricing, lower discounts, and curtail free shipping on wine club orders to improve gross profit margins.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, advertising and other costs for marketing and promoting the Company’s products. Advertising costs are expensed as incurred and were $0.3 million for fiscal year ended June 30, 2017, and $0.4 million for fiscal year ended June 30, 2016.

A comparative summary of sales and marketing expenses follows:

	Fiscal Years Ended June 30,
	In thousands, except percentages
	2017	2016	Increase (Decrease)	% Change
Sales and marketing	$4,986	$5,286	$(300)	-5.7%

Percentage of net sales	23.2%	20.5%	2.7%

While the absolute dollars spent on sales and marketing expenses decreased 5.7% for the fiscal year ended June 30, 2017 compared to fiscal year ended June 30, 2016, the expense measured as a percentage of net sales increased from 20.5% to 23.2% caused by lower net sales. The dollar decrease for the fiscal year 2017 is due to decreases in point of sale and distributor incentives, advertising, and commissions.

The amounts billed to customers for shipping and handling are recorded as sales and reported as the costs are incurred for shipping and handling as a sales and marketing expense. For the fiscal years ended June 30, 2017 and June 30, 2016, shipping costs were $1.0 million and $0.9 million, respectively.

General and Administrative

General and administrative expenses include the costs associated with personnel, professional fees, insurance and other expenses related to administrative and compliance functions.

A comparative summary of general and administrative expenses follows:

	Fiscal Years Ended June 30,
	In thousands except percentages
	2017	2016	Increase (Decrease)	% Change
General and administrative	$2,985	$3,062	$(77)	-2.5%

Percentage of net sales	13.9%	11.9%	2.0%

General and administrative expense for the fiscal year ended June 30, 2017 decreased $0.1 million compared to FY16. The decrease was largely due to decreases in personnel related costs.

Interest Expense

Interest and loan fee amortization was $0.3 million for both fiscal years ended June 30, 2017 and June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary sources of available cash are from operations, bank borrowings and equity offerings. The primary cash needs are to fund working capital requirements (primarily inventory), capital expenditures for barrels and other equipment to facilitate production, repay indebtedness (interest and principal payments) and operating expenses. The Company is able to borrow against working capital assets (accounts receivable and inventory) through an asset based bank loan.

	June 30, 2017	June 30, 2016	Increase (Decrease)	% Change
	(in thousands, except percentages)
Working capital	$13,002	$12,940	$62	0.5%
Cash and cash equivalents	$783	$4,043	$(3,260)	(80.6)%

The line of credit, which was refinanced on August 17, 2017, is a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the LIBOR. The line of credit matures on July 31, 2018.

The weighted average interest rate on the line of credit was 2.82% and 2.53% for the fiscal years ended June 30, 2017 and June 30, 2016, respectively. During the fiscal year 2017, the Company’s average borrowings outstanding under its revolving credit facility was $5.5 million, compared to average borrowings under the credit facility of $5.6 million in the prior year.

The decrease in cash and cash equivalents at June 30, 2017 relates solely to a change in the Company’s fiscal year end cash management strategy relative to its revolving credit facility.

The outstanding balances on the lines of credit are:

	June 30, 2017	June 30, 2016
Lines of Credit	(in thousands)
Revolving line of credit	$6,963	$9,924
Equipment line of credit	327	387
Total lines of credit	$7,290	$10,311

The bank borrowings are collateralized by substantially all of the Company’s assets and are supported by guaranties from certain of the LLC members with significant ownership positions. Availability on the revolving line of credit is subject to a monthly borrowing base and compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), and a debt to effective tangible net worth ratio (measured quarterly). When the line of credit was renewed on August 17, 2017, the previous debt service coverage ratio (measured quarterly on a trailing twelve-month basis) was replaced with a minimum quarterly EBITDA covenant. The Company was out of compliance with the debt service coverage ratio for the quarters ended December 31, 2016, March 31, 2017, and June 30, 2017, but received waivers for those periods from the Company’s lender. The Company was in compliance with all other covenants at June 30, 2017.

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

Cash Flows

	Fiscal Years Ended
	(in thousands)
	2017	2016	Increase (Decrease)
Net cash provided by operating activities	$651	$1,725	$(1,074)
Net cash (used in) investing activities	$(719)	$(561)	$158
Net cash (used in) provided by financing activities	$(3,192)	$1,301	$(4,493)

Operating Activities

For the fiscal year ended June 30, 2017, net cash provided by operating activities was $0.7 million which was a decrease of $1.0 million versus the prior year. The decrease in cash flows provided by operating activities is primarily attributable to higher inventories and lower accruals offset by a decrease in accounts receivable.

Investing Activities

The Company used $0.2 million more cash related to investing activities in FY17 compared to FY16. In FY17, the Company purchased a greater amount of equipment related to wine production.

Financing Activities

The decrease in net cash provided by financing activities relates solely to borrowings from bank financing and a change in the Company’s fiscal year end cash management strategy.

Contractual Obligations and Commitments

Financing Agreements

Borrowings

The Company’s indebtedness is comprised primarily of bank loan including a line of credit and long term debt.

Lines of Credit

On September 8, 2017, the Company completed the refinancing process of the lines of credit. Below is a description of the lines of credit as of June 30, 2017 as well as the line put in place as of September 8, 2017.

•

Line of Credit Note - As of June 30, 2017, the Company had a $10.0 million revolving line of credit with an outstanding balance of $7.3 million and a maturity date of July 31, 2017. The outstanding balance accrued interest at an annual interest rate of 2.25% above LIBOR. On September 8, 2017, the Company entered into an agreement dated August 17, 2017 renewing line of credit was renewed with the maturity date extended to July 31, 2018. Pricing on the loan was unchanged.

•

Equipment Purchase Line of Credit Note - As of June 30, 2017, the Company had a $0.5 million equipment purchase line of credit note with an outstanding balance of $0.3 million. The outstanding balance accrued interest at a rate of 2.25% above the floating One-Month LIBOR Rate. This equipment purchase line of credit matured July 31, 2017 and converted to a $0.3 million term loan with a 36-month amortization schedule. The Company chose not to request a new equipment purchase line of credit note from the lender.

•

Foreign Exchange Note - As of June 30, 2017, the Company had a foreign exchange note in the principal amount of $0.1 million from the bank due on or before July 31, 2017 that carried a 15% credit percentage and permitted the Company to enter into any spot or forward transaction to purchase from or sell to the bank a foreign currency of an agreed amount. There was no balance outstanding on the foreign exchange note as of June 30, 2017. The Company chose not to extend the maturity date of the foreign exchange note.

Capital Lease

In June 2017, the Company entered into a 72-month capital lease related to wine production equipment. The future lease commitments are $0.02 million per year for fiscal years 2018 through 2023.

Long Term Debt

Long term debt consists of various notes payable to a bank secured by specific property and/or equipment. The total outstanding principal balance on all the notes as of June 30, 2017 was $3.5 million. The interest rates and maturity dates of the notes are described in Part II, Item 8, Note 6, “Borrowings.”

Non-cash Common Stock Issuance

In accordance with the Company’s board of director’s compensation policy, restricted stock units totaling 45,180 and 140,277 vested during FY17 and FY16, respectively, and resulted in the noncash issuance of the Company’s Class A common shares.

Covenants

The bank borrowings contain usual and customary covenants, including, among others, limitations on incurrence of senior indebtedness, the making of loans and advances, investments, acquisitions, and capital expenditures, the incurrence of liens, and the consummation of mergers and asset sales. The loan maintains the minimum current assets to current liabilities ratio covenant (measured quarterly) and the maximum debt to effective tangible net worth ratio covenant (measured quarterly). Pursuant to the lender’s Modification Agreement dated August 17, 2017, the previous debt service coverage ratio (measured quarterly on a trailing twelve-month basis) was replaced with a minimum quarterly EBITDA covenant. The Company was out of compliance with the debt service coverage ratio for the quarters ended December 31, 2016, March 31, 2017, and June 30, 2017, but received waivers for those periods from the Company’s lender. The Company was in compliance with all other covenants at June 30, 2017.

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

The Company enters into short and long term contracts with third-parties and related party growers to supply a portion of future grape and bulk wine inventory requirements. The following table presents future minimum grape and bulk wine inventory purchase commitments as of June 30, 2017:

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2018	$3,993	57	$4,050
2019	2,312	—	2,312
2020	1,567	—	1,567
Thereafter	101	—	101
Total	$7,973	$57	$8,030

At June 30, 2017, total future purchase commitments for finished goods total approximately $1.0 million and are expected to be fulfilled during fiscal year 2018.

Production & Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2017 harvest. The current bottling contract requires a minimum of 120,000 cases at $2.85 per case to be bottled in a one year period. During FY17, the monthly average percentage of the Company’s bulk wine stored at a related-party storage facility was 60%. Certain of these facilities were impacted by the Northern California wildfires in October 2017. The impact of these wildfires cannot currently be ascertained. See Note 14, “Subsequent Events”.

Leases

The Company leases space for wine production within a custom crush facility located in Santa Rosa, California. The lease, which relates to the 2017 harvest, commenced April 15, 2017 and terminates on June 15, 2018. The initial 14-month term may be renewed for additional periods as agreed to by both parties. The future lease commitments as presented below include amounts for this lease. In addition, pursuant to the terms of the lease and related winery facilities agreement, the Company is obligated to pay variable processing fees based on the tonnage of grapes crushed in the facility.

The Company leases approximately 2,500 square feet for administrative offices at 125 Foss Creek Circle, Healdsburg, California. In June 2016, the Company renewed the lease for an additional three years. The renewed lease term is November 1, 2016 through October 31, 2019. The Company also leases approximately 1,600 square feet for executive and administrative offices at 165 Foss Creek Circle, Healdsburg, California. The lease commenced on September 1, 2016 and ends on October 31, 2019. The future lease commitments as presented below include amounts for these two leases.

Rent payments were $0.4 million for the fiscal year ended June 30, 2017, compared to $0.3 million for the fiscal year ended June 30, 2016.

Future lease commitments are:

Years ending June 30,
(in thousands)
2018	$293
2019	90
2020	31
Thereafter	—
Total future rent payments	$414

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

Critical Accounting Policies and Estimates and Recent Pronouncements

Please see Note 2 of Part II, Item 8 of this Annual Report on Form 10-K for the summary of critical accounting policies and recent accounting pronouncements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of

Directors and Shareholders of Truett-Hurst, Inc.

We have audited the accompanying consolidated balance sheets of Truett-Hurst, Inc. and subsidiary (“the Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended June 30, 2017. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Truett-Hurst, Inc. and subsidiary as of June 30, 2017 and 2016 and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ BPM LLP

Santa Rosa, California
October 13, 2017

TRUETT-HURST, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$783	$4,043
Accounts receivable	1,932	2,678
Inventories, net	20,609	19,918
Bulk wine deposits	—	271
Other current assets	505	125
Total current assets	23,829	27,035
Property and equipment, net	5,426	5,583
Intangible assets, net	506	496
Other assets, net	277	391
Total assets	$30,038	$33,505
Liabilities and Equity
Current liabilities:
Lines of credit	$7,290	$10,311
Accounts payable	1,994	1,351
Accrued expenses	546	820
Depletion allowance and accrual for sales returns	495	1,138
Current portion of capital lease obligation	11	—
Current maturities of long term debt	491	475
Total current liabilities	10,827	14,095
Long term debt, net of current maturities	3,002	3,189
Capital lease obligation, net of current portion	63	—
Total liabilities	13,892	17,284
Commitments and contingencies (Note 7)
Equity:
Shareholders’ equity:
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized, none issued and outstanding at June 30, 2017 and June 30, 2016	—	—
Class A common stock, par value of $0.001 per share, 15,000,000 authorized, 4,426,789 issued and outstanding at June 30, 2017 and 4,306,609 issued and outstanding at June 30, 2016	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized, 7 issued and outstanding at June 30, 2017 and June 30, 2016	—	—
Additional paid-in capital	16,082	15,794
Accumulated deficit	(5,651)	(5,600)
Total Truett-Hurst, Inc. shareholders' equity	10,435	10,198
Noncontrolling interest	5,711	6,023
Total equity	16,146	16,221
Total liabilities and equity	$30,038	$33,505

See accompanying notes to consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Fiscal Year Ended June 30,
	2017	2016
Sales	$22,153	$26,517
Less excise tax	(617)	(734)
Net sales	21,536	25,783
Cost of sales	14,314	17,496
Gross profit	7,222	8,287
Operating expenses:
Sales and marketing	4,986	5,286
General and administrative	2,985	3,062
Loss on disposal of assets	62	17
Total operating expenses	8,033	8,365
Net loss from operations	(811)	(78)
Other income (expense):
Interest expense, net	(331)	(317)
Gain on lease termination, net	844	—
Gain (loss) on fair value of interest rate swap	131	(143)
Other expense	(35)	(8)
Total other income (expense)	609	(468)
Net loss before income taxes	(202)	(546)
Income tax expense	(2)	(2)
Net loss from continuing operations	(204)	(548)
Income from discontinued operations, net of tax	—	45
Net loss attributable to Truett-Hurst, Inc. and H.D.D. LLC	(204)	(503)
Net loss attributable to noncontrolling interest: H.D.D. LLC	(153)	(259)
Net loss attributable to Truett-Hurst, Inc.	$(51)	$(244)
Net loss per share:
Basic per share	$(0.01)	$(0.06)
Weighted average shares used in computing net loss per share:
Basic and diluted weighted average shares	4,377,994	4,155,151

See accompanying notes to consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Class A Shares	Amount	Class B Shares	Amount	Add’l Paid- in Capital	Accumulated Deficit	Non controlling Interest	Total Equity
Balance at July 1, 2015	4,010,120	$4	7	$—	$14,618	$(5,356)	$7,083	$16,349
Vesting of Class A restricted stock	140,277	—	—	—	—	—	—	—
Conversion of LLC Units for Class A common stock	156,212	—	—	—	801	—	(801)	—
Stock-based compensation expense	—	—	—	—	375	—	—	375
Net loss	—	—	—	—	—	(244)	(259)	(503)
Balance at June 30, 2016	4,306,609	$4	7	$—	$15,794	$(5,600)	$6,023	$16,221
Vesting of Class A restricted stock	45,180	—	—	—	—	—	—	—
Conversion of LLC Units for Class A common stock	75,000	—	—	—	159	—	(159)	—
Stock-based compensation expense	—	—	—	—	129	—	—	129
Net loss	—	—	—	—	—	(51)	(153)	(204)
Balance at June 30, 2017	4,426,789	$4	7	$—	$16,082	$(5,651)	$5,711	$16,146

See accompanying notes to consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(204)	$(503)
Income from discontinued operations, net of tax	—	(45)
Net loss from continuing operations	(204)	(548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	851	707
Stock-based compensation	129	375
(Gain) loss on fair value of interest rate swap	(131)	143
Gain on lease termination, net	(844)	—
Proceeds received on lease termination	955	—
Loss on disposal of assets	92	17
Changes in operating assets and liabilities, net
Accounts receivable	746	105
Inventories	(691)	2,162
Bulk wine deposits	271	74
Other current assets	(372)	166
Accounts payable	643	(1,538)
Accrued expenses	(151)	28
Depletion allowance and accrual for sales returns	(643)	90
Due to related parties	—	(134)
Net cash provided by net operating assets and liabilities of discontinued operations	—	78
Net cash provided by operating activities	651	1,725
Cash flows from investing activities:
Acquisition of property and equipment	(674)	(428)
Acquisition of intangible and other assets	(50)	(137)
Proceeds from sale of assets	5	4
Net cash used in investing activities	(719)	(561)
Cash flows from financing activities:
Net (payments on) proceeds from lines of credit	(3,021)	1,277
Proceeds from long term debt	387	500
Payments on long term debt	(558)	(476)
Net cash (used in) provided by financing activities	(3,192)	1,301
Net change in cash and cash equivalents	(3,260)	2,465
Cash and cash equivalents at beginning of year	4,043	1,578
Cash and cash equivalents at end of year	$783	$4,043
Supplemental disclosure of cash flow information:
Cash paid for interest	$327	$324
Cash paid for income taxes	$2	$1
Non-cash investing and financing activities:
Equipment financed with capital lease obligation	$74	—

See accompanying notes to consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

NOTE 1 - Business

Business

Truett-Hurst, Inc. (“Truett-Hurst”, the “Company”, or “THI”) is a holding company formed in Delaware and its sole asset is a controlling interest in H.D.D. LLC (“LLC”). The audited consolidated financial statements as of and for the years ended June 30, 2017 and June 30, 2016 include the results of Truett-Hurst, Inc. and its subsidiary, the LLC. Truett-Hurst consolidates the financial results of the LLC and records a noncontrolling interest for the economic interest in the LLC that is not attributable to Truett-Hurst, Inc.

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

Quantities or results referred to as “to date” or “as of this date” mean as of or to June 30, 2017, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year. For example, “FY17” and “fiscal year 2017” each refer to the fiscal year ended June 30, 2017. This Annual Report on Form 10-K references certain trademarks and registered trademarks of products or service names of other companies mentioned in this Annual Report on Form 10-K that may be trademarks or registered trademarks of its respective owners.

Capital Structure

The Company has two classes of stock with shares outstanding: Class A common stock and Class B common stock. As of June 30, 2017, there were 4,426,789 shares of Class A common stock and 7 shares of Class B common stock outstanding. One share of Class B common stock is issued to each holder of LLC units which, on matters presented for shareholder vote, provides its owner one vote for each LLC unit held. The 7 shares of Class B common stock were associated with 2.76 million LLC units (the entire amount of LLC units held by parties other than THI) and represents 41% of the voting power of the combined outstanding Class A and Class B common stock.

The Company maintains an exchange agreement with holders of LLC units, several of whom are directors and/or officers, under which each LLC member may exchange their LLC units for shares of Class A common stock on a one-to-one basis. Through ownership of Class A and Class B common stock, individuals who are officers and/or directors of the Company control 41% of the voting power of the combined outstanding Class A and Class B common stock.

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

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

NOTE 2 - Critical Accounting Policies and Estimates

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities. Estimates are based on historical experience and on various other assumptions that management believes are reasonable under the given circumstances. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. The Company periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness and prospectively applies appropriate adjustments, if any, to these estimates.

The Company’s critical accounting policies include:

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity date when purchased of three months or less, and are stated at cost, which approximates fair value.

Accounts Receivable

Accounts receivable consists primarily of trade receivables from customers who tend to be large distributors.  Accounts receivable are reviewed regularly and estimates are made for allowance for doubtful accounts when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary as of June 30, 2017 and June 30, 2016.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated on a straight-line basis over the useful lives of the asset, principally twenty to forty years for building and improvements, five years for machinery and equipment, seven to fifteen years for vineyard development, ten to twenty years for vineyard equipment, five to ten years for furniture and fixtures, the shorter of estimated useful life or lease term, generally five years for leasehold improvements and five years for vehicles.   Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included as a component of loss from operations.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.   Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted cash flows, an impairment loss is recognized to the extent of such difference.

Intangible Assets

Indefinite lived intangible assets consist of trademarks and are reviewed for impairment during the fourth fiscal quarter of each year, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Finite lived intangible assets consist of patents and are amortized over their estimated legal lives. Patents begin amortizing at the granting of the patent.

Other Assets

Other assets consist of label design and website design costs and are amortized over their estimated useful lives, principally five years for both label design and website costs. Label designs are evaluated for impairment in accordance with the policy on impairment of long-lived assets.

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

Sales Discounts and Depletion Allowances

Sales discounts and depletion allowances are recorded as a reduction of sales at the time of the sale. For FY17 and FY16, sales discounts and depletion allowances totaled $3.9 million and $4.7 million, respectively.

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

Expense Allocation

The LLC Operating Agreement provides that substantially all expenses incurred by or attributable to the Company are borne by the LLC, except the Company’s income tax payments.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of personnel costs, advertising and other costs for marketing and promoting the Company’s products.  Advertising costs are expensed as incurred.  For FY17 and FY16, advertising expense totaled approximately $0.3 million and $0.4 million, respectively.

General and Administrative Expenses

General and administrative expenses include the costs associated with personnel, professional fees, insurance and other expenses related to administrative and compliance functions. For FY17 and FY16, total general and administrative expenses totaled approximately $3.0 million and $3.1 million, respectively.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are recorded as sales, and the costs incurred for shipping and handling are recorded as a sales and marketing expense.  Gross margins may not be comparable to other companies in the same industry as other companies may record shipping and handling costs as cost of sales.  For FY17 and FY16, shipping costs were $1.0 million and $0.9 million, respectively.

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

Stock-Based Compensation

Stock-based compensation is recognized based on the estimated fair values at the grant date for equity classified awards and the recognition of the related compensation expense over the appropriate vesting period.  Compensation expense is based on, among other things, (i) the classification of an award, (ii) assumptions relating to fair value measurement such as the value of the stock of Truett-Hurst and its volatility, the expected term of the award and forfeiture rates, and (iii) whether performance criteria, if any, have been met. Both internal and external data is used to assess compensation expense. Changes in these estimates could significantly impact stock-based compensation expense in the future.  The expected term of the option is based upon the contractual term, expected employee exercise and expected post-vesting employment termination behavior.  Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic market adjustments as the underlying equity instruments vest.

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

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

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

In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842). The standard includes a lessee accounting model that recognizes two types of leases - finance and operating leases. It requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU.

In March 2016, the FASB issued ASU No. 2016-09: Improvements to Employee Share-Based Payment Accounting which amends ASU 718, Compensation - Stock Compensation.  The update sets forth an initiative to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendment is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact of this ASU.

In August 2016, the FASB issued ASU No. 2016-15: Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. The update sets forth guidance on eight specific cash flow issues. The amendment is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU.

In 2015, the FASB issued ASU 2015-11: Inventory (Topic 330) –Topic 330 currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU.

In 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606), a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact of this ASU.

In 2016, the FASB issued ASU 2016-08: Revenue from Contracts with Customers (Topic 606), which amends the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The Company is currently evaluating the impact of this ASU.

In 2016, the FASB issued ASU 2016-10: Revenue from Contracts with Customers (Topic 606), which amends certain aspects of ASU 2014-09 related to identifying performance obligations and licensing implementation. The Company is currently evaluating the impact of this ASU.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

NOTE 3 - INVENTORIES

Inventories comprise:

	June 30, 2017	June 30, 2016
	(in thousands)
Grapes and bulk wine	$5,933	$8,413
Bottled wine	14,495	11,262
Bottling materials and other	268	322
	20,696	19,997
Less: inventory reserves	(87)	(79)
Total inventories, net	$20,609	$19,918

See Note 14, “Subsequent Events”.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment comprise:

	June 30, 2017	June 30, 2016
	(in thousands)
Land and land improvements	$3,260	$3,231
Building and improvements	1,420	1,380
Machinery and equipment	2,189	1,935
Vineyard development	554	554
Vineyard equipment	88	88
Furniture and fixtures	293	262
Leasehold improvements	79	190
Vehicles	113	85
	7,996	7,725
Less: accumulated depreciation and amortization	(2,570)	(2,142)
Total property and equipment, net	$5,426	$5,583

Total depreciation and amortization expense for the fiscal years ended June 30, 2017 and June 30, 2016 was $0.9 million and $0.7 million, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets comprise:

	June 30, 2017	June 30, 2016
	(in thousands)
Finite lives:
Patents	$44	$44
Less: accumulated amortization	(1)	(1)
	43	43
Indefinite lives:
Trademarks	463	453
Total intangible assets, net	$506	$496

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

Amortization expense related to intangible assets was negligible during FY17 and FY16. The expected future amortization of patents is $0.04 million for the life of the patents. Patents begin amortizing at the granting of the patent.

NOTE 6 - BORROWINGS

The Company’s indebtedness is comprised primarily of bank loans including lines of credit and long term debt.

Lines of Credit

On August 17, 2017, the Company completed the renewal process of the revolving line of credit. Below is a description of the lines of credit as of June 30, 2017 as well as the line put in place as of August 17, 2017.

•

Line of Credit Note - As of June 30, 2017, the Company had a $10.0 million revolving line of credit with an outstanding balance of $7.3 million and a maturity date of July 31, 2017. The outstanding balance accrued interest at an annual interest rate of 2.25% above LIBOR. On August 17, 2017 the line of credit was renewed with the maturity date extended to July 31, 2018. Pricing on the loan was unchanged.

•

Equipment Purchase Line of Credit Note - As of June 30, 2017, the Company had a $0.5 million equipment purchase line of credit note with an outstanding balance of $0.3 million. The outstanding balance accrued interest at a rate of 2.25% above the floating One-Month LIBOR Rate. This equipment purchase line of credit matured July 31, 2017 and converted to a $0.3 million term loan with a 36-month amortization schedule. The Company chose not to request a new equipment purchase line of credit note from the lender.

•

Foreign Exchange Note - As of June 30, 2017, the Company had a foreign exchange note in the principal amount of $0.1 million from the bank due on or before July 31, 2017 that carried a 15% credit percentage and permitted the Company to enter into any spot or forward transaction to purchase from or sell to the bank a foreign currency of an agreed amount. There was no balance outstanding on the foreign exchange note as of June 30, 2017. The Company chose not to extend the maturity date of the foreign exchange note.

Long Term Debt

Long term debt comprises:

		June 30, 2017	June 30, 2016
		(in thousands except payment information)
Long term debt:
Note 1	(1)	$2,716	$2,851
Note 2	(2)	45	120
Note 3	(3)	158	244
Note 4	(4)	270	392
Note 5	(5)	—	57
Note 6	(6)	304	—
Total notes payable		3,493	3,664
Less: current maturities		(491)	(475)
Total long term debt		$3,002	$3,189

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(2)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures November 1, 2018 at 3.75% interest.
(3)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 15, 2019 at 3.75% interest.
(4)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $11,267, matures July 1, 2019; at 3.90% interest.
(5)	The note was repaid in July 2016.
(6)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $8,729, matures July 1, 2020; at 3.95% interest.

Future principal and interest payments for the long term debt as of June 30, 2017 are as follows:

Years ending June 30,
(in thousands)
2018	$491
2019	434
2020	249
2021	144
2022	2,175
3,493
Add: estimated interest payments	507
Total	$4,000

Covenants

The bank borrowings contain usual and customary covenants, including, among others, limitations on incurrence of senior indebtedness, the making of loans and advances, investments, acquisitions, and capital expenditures, the incurrence of liens, and the consummation of mergers and asset sales. The loan maintains the minimum current assets to current liabilities ratio covenant (measured quarterly) and the maximum debt to effective tangible net worth ratio covenant (measured quarterly). When the line of credit was renewed on August 17, 2017, the previous debt service coverage ratio (measured quarterly on a trailing twelve-month basis) was replaced with a minimum quarterly EBITDA covenant. The Company was out of compliance with the debt service coverage ratio for the quarters ended December 31, 2016, March 31, 2017, and June 30, 2017, but received waivers for those periods from the Company’s lender. The Company was in compliance with all other covenants at June 30, 2017.

Security Agreements and Limited Guaranties

The bank borrowings (as in place at June 30, 2017 and subsequently renewed) are collateralized by substantially all of the Company’s assets. Additionally, certain LLC members who are also executive officers and/or directors of the Company, as well as certain trusts and other entities under their control (together the “Guarantors”), have entered into limited guarantee agreements which guarantee the payment to the bank of all sums presently due and owning and all sums which shall in the future become due and owning. The liability of the individual Guarantors ranges from 23% to 61% of the sum of all obligations due plus the costs, expenses and interest associated with the collection of amounts recoverable under the guaranties.

Capital Lease

In June 2017, the Company entered into a 72-month capital lease related to wine production equipment. The future lease commitments are $0.02 million per year for fiscal years 2018 through 2023.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

NOTE 7 – DEPLETION ALLOWANCE AND ACCRUAL FOR SALES RETURNS

The depletion allowance was $0.5 million and $0.6 million as of June 30, 2017 and June 30, 2016, respectively.

In a prior year, the accrual for sales returns was established for the return of product that had oxidized. The initial accrual amount was $0.5 million. In June 2016, a final settlement was reached with the last distributor with remaining material financial exposure associated with the oxidized products. As of June 30, 2017, approximately $0.03 million of case goods remain to be shipped compared to a remaining accrual of $0.5 million as of June 30, 2016.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases space for wine production within a custom crush facility located in Santa Rosa, California. The lease, which relates to the 2017 harvest, commenced April 15, 2017 and terminates on June 15, 2018. The initial 14-month term may be renewed for additional periods as agreed to by both parties. The future lease commitments as presented below include amounts for this lease.

The Company leases approximately 2,500 square feet for administrative offices at 125 Foss Creek Circle, Healdsburg, California. In June 2016, the Company renewed the lease for an additional three years. The renewed lease term is November 1, 2016 through October 31, 2019. The Company also leases approximately 1,600 square feet for executive and administrative offices at 165 Foss Creek Circle, Healdsburg, California. The lease commenced on September 1, 2016 and ends on October 31, 2019. The future lease commitments as presented below include amounts for these two leases.

Rent payments for these facilities were $0.4 million for the fiscal year ended June 30, 2017 compared to $0.3 million for the fiscal year ended June 30, 2016.

Future lease commitments are:

Years ending June 30,
(in thousands)
2018	$293
2019	90
2020	31
Thereafter	—
Total future rent payments	$414

Supply Contracts

The Company enters into short and long term contracts with third-parties and related party growers to supply a portion of its future grape and bulk wine inventory requirements. Future minimum grape and bulk wine inventory purchase commitments are as follows:

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2018	$3,993	$57	$4,050
2019	2,312	—	2,312
2020	1,567	—	1,567
Thereafter	101	—	101
Total	$7,973	$57	$8,030

At June 30, 2017, total future purchase commitments for finished goods are approximately $1.0 million and are expected to be fulfilled during fiscal 2018.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

Production & Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage, and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2017 harvest. The current bottling contract requires a minimum of 120,000 cases at $2.85 per case to be bottled in a one-year period. For FY17, the monthly average percentage of the Company’s bulk wine stored at a related-party storage facility was 60%.

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

In January 2016, Mendocino Wine Group (“MWG”) filed a complaint against Phil Hurst and the LLC. The complaint alleges that, prior to January 2012, Phil Hurst and the LLC aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Paul Dolan’s contract with Thornhill Management Company (the manager of MWG), and aided and abetted Paul Dolan’s interference with MWG’s economic advantage. Phil Hurst and the LLC deny the claims, deny all wrongdoing, and deny that they caused any harm to MWG. In November 2016, the Sonoma County Superior Court granted MWG’s Motion to Consolidate the Hurst/LLC case with a second complaint MWG filed against a law firm for legal malpractice and breach of fiduciary duty. The Court ruled the cases were sufficiently related and should be tried together. A new trial date has been set for November 2017. No amount has been recorded in the consolidated financial statements related to this suit. In October 2017, the Sonoma County Superior Court granted the Company’s summary judgement motion and dismissed the case against Phil Hurst and the LLC. The plaintiff, MWG, has 60 days to appeal the Court’s decision. If such an appeal is filed, the process may take 9 to 18 months to obtain a final resolution.

In June 2016, the Company settled outstanding litigation with the Hambrecht Wine Group, L.P. related to the lease of one of its tasting rooms and a winery production facility located at 4035 Westside Road, Healdsburg, California, in exchange for payment of $1.0 million to the LLC, quitclaimed certain rights, and modified its lease such that the Company vacated the tasting room portion of the property prior to December 31, 2016, and vacated the winery production portion prior to May 31, 2017. The Company received a series of settlement payments totaling $1.0 million in fiscal year 2017 and recorded a net gain of $0.8 million related to the lease termination in the Company’s consolidated statement of operations for the fiscal year ended June 30, 2017.

Exchange and Tax Receivable Agreement

The Company has an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers.  Under the exchange agreement, each LLC member (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at the Company’s election. In connection with the exchange agreement, the Company has tax receivable agreement (“TRA”) with the LLC members. The agreement provides for the payment from time to time, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) increases in tax basis resulting from the exchange of LLC Units and (ii) certain other tax benefits related to the Company entering into the agreement, including tax benefits attributable to payments under the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC. The term of the agreement will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the agreement for an amount based on the agreed payments remaining to be made under the agreement or the corporate taxpayer breaches any of its material obligations under the agreement in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the agreement. In addition, the tax receivable agreement provides that upon certain

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

mergers, asset sales, or other forms of business combinations, substantial payment obligations to the Founders and Affiliates will accelerate.

Indemnification

From time to time the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third-parties. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded at June 30, 2017 and June 30, 2016 for these obligations on the consolidated balance sheets.

NOTE 9 - DISCONTINUED OPERATIONS

On January 25, 2016, the LLC sold its fifty percent interest in The Wine Spies, LLC (“Wine Spies”) with an effective date of December 31, 2015. The results from Wine Spies, which were previously consolidated, have been deconsolidated in the Company’s FY16 audited consolidated financial statements. The gain on sale has been recorded in the consolidated statements of operations on the discontinued operations line. The Company has no continuing relationship with Wine Spies.

Discontinued operations comprise:

Fiscal Year Ended
June 30, 2016
(in thousands, except share data)
Net income from operations of discontinued operations	$30
Gain on sale	15
Net income from discontinued operations, net of tax	$45
Earnings Per Share
Basic and diluted weighted average shares	4,155,151
Basic and diluted net income per share	$0.01

NOTE 10 - STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company has granted restricted stock awards, stock options and restricted stock units to employees, directors and non-employees under its 2012 Stock Incentive Plan. As of June 30, 2017, the 2012 Plan has 1.0 million shares reserved for issuance and a total of 0.251 million granted equity incentive shares outstanding.

In accordance with the Company’s board of director’s compensation policy, restricted stock units totaling 45,180 and 140,277 vested during FY17 and FY16, respectively, and resulted in the noncash issuance of the Company’s Class A common shares.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

A summary of the activity for restricted stock awards is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	97,329	$3.24	—	$148
Granted	—	—	—	—
Exercised	—	—	—	—
Released	(92,066)	—	—	140
Vested	—	—	—	—
Forfeited, cancelled or expired	—	—	—	—
Outstanding at June 30, 2016	5,263	$3.80	1.46	$8
Granted	—	—	—	—
Exercised	(2,632)	—	—	—
Released	—	—	—	—
Vested	—	—	—	—
Forfeited, cancelled or expired	—	—	—	—
Outstanding at June 30, 2017	2,631	$3.80	0.49	$5
Expected to vest at June 30, 2017	2,631	$—	—	$—

A summary of the activity for restricted stock units is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	87,500	$5.00	—	$134
Granted	45,180	1.66	—	69
Exercised	(43,750)	—	—	—
Released	—	—	—	—
Vested	—	—	—	—
Forfeited, cancelled or expired	—	3.30	—	—
Outstanding at June 30, 2016	88,930	$3.30	2.22	$135
Granted	33,334	2.25	—	—
Exercised	(45,180)	1.66	—	—
Released	—	—	—	—
Vested	—	—	—	—
Forfeited, cancelled or expired	(43,750)	5.00	—	—
Outstanding at June 30, 2017	33,334	$2.25	0.50	$69
Expected to vest at June 30, 2017	33,334	$—	—	$—

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

A summary of the activity for stock options is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	220,000	$4.35	—	$—
Granted	340,000	1.87	—	—
Vested	87,500	—	—	—
Forfeited, cancelled or expired	(95,000)	—	—	—
Outstanding at June 30, 2016	465,000	$2.95	9.04	$—
Options Vested	125,000	$4.01	—	—
Options Non-Vested	340,000	$2.56	—	$—
Options Exercisable	125,000	$4.01	—	—

Granted	100,000	1.78	—	—
Vested	—	—	—	—
Forfeited, cancelled or expired	(350,000)	—	—	—
Outstanding at June 30, 2017	215,000	$1.67	9.04	$—
Options Vested	50,000	$1.61	8.90
Options Non-Vested	165,000	$1.69	9.07	$—
Options Exercisable	50,000	$1.61	8.90	—

The following table summarizes stock-based compensation included in the consolidated statements of operations for the fiscal years ended June 30, 2017 and 2016, respectively:

	Fiscal Year Ended June 30,
	(in thousands)
	2017	2016
Sales and marketing	$33	$49
General and administrative	96	326
Total stock-based compensation	$129	$375

NOTE 11 - FINANCIAL INSTRUMENTS

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

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

In October 2012, the Company executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and Ten-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value on the consolidated balance sheets. Changes in the fair value of this instrument have been recognized in the consolidated statements of operations in other expense. The maturity date of the swap is May 31, 2022. The following tables set forth the interest rate swap fair values at June 30, 2017 and at June 30, 2016:

	Fair value measurements at reporting date
	(in thousands)
	Fair value as June 30, 2017	Significant other observable inputs
		(Level 2)
Assets
Interest rate swap (1)	$8	$8
Total	$8	$8

(1)	Included in “Other current assets” in the Balance Sheet

	Fair value measurements at reporting date
	(in thousands)
	Fair value as of June 30, 2016	Significant other observable inputs
		(Level 2)
Liabilities
Interest rate swap (2)	$(123)	$(123)
Total	$(123)	$(123)

(2)	Included in “Accrued expenses” in the Balance Sheet

NOTE 12 - INCOME TAXES

THI is subject to entity level taxation in certain states and is subject to U.S. Federal and state income taxes with respect to its allocable share of any taxable income of the LCC. THI will be taxed at the prevailing corporate tax rates.

All income before taxes is recognized domestically. Income tax expense for FY17 and FY16 consists of:

	Fiscal Year Ended June 30, 2017
	(in thousands)
	Current	Deferred	Total
U.S. Federal	$—	$—	$—
State and Local	2	—	2
	$2	$—	$2

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

	Fiscal Year Ended June 30, 2016
	(in thousands)
	Current	Deferred	Total
U.S. Federal	$—	$—	$—
State and Local	2	—	2
	$2	$—	$2

The difference between income taxes computed using the 34% statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	June 30, 2017	June 30, 2016
	(in thousands)
Computed tax at statutory rate	$(68)	$(170)
State taxes, net of federal benefit	(12)	(29)
Rate benefit as a LLC	52	88
Meals and entertainment	14	7
Stock-based compensation	22	88
Other permanent differences	—	1
Valuation allowance	(6)	17
Income tax expense	$2	$2

Components of deferred tax assets (liabilities) consist of the following:

	June 30, 2017	June 30, 2016
	(in thousands)
Deferred tax assets:
Accrued compensation	$10	$24
Stock-based compensation	44	49
Intangible assets	2,568	3,146
Sales returns	—	121
Net operating losses	1,354	1,193
Inventories	84
Unrealized loss	—	28
Other	6	96
Gross deferred tax assets	4,066	4,657
Valuation allowance	(3,867)	(4,128)
Total deferred tax assets, net of valuation allowance	199	529
Deferred tax liabilities:
Inventories	—	(254)
Unrealized gain	(2)	—
Property and equipment	(197)	(275)
Total deferred tax liability	(199)	(529)
Net deferred taxes	$—	$—

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

In FY16, a valuation allowance of $4.1 million was recorded after assessing all the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The assessment of future income of the Company did not change in FY17 and a valuation allowance continues to be recorded on the deferred tax assets in the amount of $3.9 million. The Company’s possible liability associated with the tax receivable agreement will not be recognized until the valuation allowance is partially or fully reversed.

THI and the LLC are subject to annual California franchise tax. Truett-Hurst, Inc. files U.S. Federal and California income tax returns. The Company has gross federal and state net operating losses of $3.4 million and $3.5 million, respectively. Both jurisdictions have expiration dates beginning in 2035.

For Truett-Hurst, Inc., U.S. federal and state tax returns associated with fiscal years 2014 through 2016 are currently open to examination. U.S. federal and state tax returns for LLC associated with calendar years ended 2013 through 2014 and fiscal years ended 2015 through 2016 are currently open to examination. There were no material uncertain tax positions and the Company does not expect major changes in the next twelve months.

NOTE 13 - SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

The following tables reflect net sales, cost of sales and gross profit by segment for continuing operations for each of the fiscal years ended June 30, 2017 and 2016, respectively:

	Fiscal Years Ended June 30,
	(in thousands)
	Wholesale		Direct to Consumer		Total
	2017	2016	2017	2016	2017	2016
Net Sales	$15,576	$20,011	$5,960	$5,772	$21,536	$25,783
Cost of Sales	12,161	15,450	2,153	2,046	14,314	17,496
Gross Profit	$3,415	$4,561	$3,807	$3,726	$7,222	$8,287
Gross Profit %	21.9%	22.8%	63.9%	64.6%	33.5%	32.1%

Significant Customer Information:

The following tables set forth concentrations of wholesale sales and accounts receivable as a percent of each total:

	Percentage of Wholesale Sales		Percentage of Total Accounts Receivable
	Fiscal Year Ended		Fiscal Year Ended
	June 30,		June 30,
	2017	2016	2017	2016
Customer A	29%	18%	19%	10%
Customer B	24%	37%	8%	26%
Customer C	4%	3%	34%	27%

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

International sales were $0.8 million and $0.9 million for the fiscal years ended June 30, 2017 and June 30, 2016, respectively.

NOTE 14 - SUBSEQUENT EVENTS

On August 17, 2017, the Company entered into a Modification Agreement to its Loan and Security agreement with Bank of the West that the Company had entered into on July 15, 2015.

With respect to the complaint filed in January 2016 by the Mendocino Wine Group (“MWG”) against Phil Hurst and the LLC, in October 2017, the Sonoma County Superior Court granted the Company’s summary judgement motion and dismissed the case against Phil Hurst and the LLC. The plaintiff, MWG, has 60 days to appeal the Court’s decision. If such an appeal is filed, the process may take 9 to 18 months to obtain a final resolution.

The Company was out of compliance with the minimum EBITDA covenant on its revolving line of credit for the fiscal first quarter ended September 30, 2017, but received a waiver in October 2017 for that period from the Company’s lender. If the Company was unable to obtain any necessary waivers and the debt was accelerated, it would have a material adverse effect on the financial condition and future operating performance, and the Company may be required to limit activities.

On October 8, 2017 and for several days thereafter, significant wildfires broke out in Napa, Sonoma, and surrounding counties in Northern California. Certain of the Company’s inventory, primarily juice pressed from grapes picked during the 2017 harvest and maintained at outside production and storage facilities, may be subject to spoilage. The Company believes that any loss of inventory related to the fires is substantially covered under the Company’s insurance policies. Additionally, there may be future negative impacts on the Company’s outside production and operating arrangements, including bottling and warehousing of case goods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

The Company carried out an evaluation, with the participation of management, and under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2017.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. The Company conducted an assessment of the effectiveness of the Company's internal control processes over financial reporting and concluded that the internal control over financial reporting was effective as of June 30, 2017.

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

Item 9B. Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated by reference from the definitive proxy statement to be filed relating to the 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year.

Item 11. Executive Compensation

The information required under this Item is incorporated by reference from the definitive proxy statement to be filed relating to the 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required under this Item is incorporated by reference from the definitive proxy statement to be filed relating to the 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required under this Item is incorporated by reference from the definitive proxy statement to be filed relating to the 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year.

Item 14. Principal Accounting Fees and Services

The information required under this Item is incorporated by reference from the definitive proxy statement to be filed relating to the 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements.

See Item 8 included in this Annual Report on Form 10-K.

(a)2. Financial Statements Schedule.

All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

(a)3. Exhibits:

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

10.8+

Amendment dated July 29, 2016, to the Accounts Receivable Line of Credit Note dated July 15, 2015 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K submitted to the SEC on August 2, 2016 (File No.: 001-35973)).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on October 13, 2017.

TRUETT-HURST, INC.

By:	/s/ Phillip L. Hurst
Phillip L. Hurst
Chief Executive Officer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip L Hurst	President and Chief Executive Officer (Principal Executive Officer)	October 13, 2017
Phillip L Hurst

/s/ Evan B. Meyer	Chief Financial Officer	October 13, 2017
Evan B. Meyer

/s/ Marcus Benedetti	Director	October 13, 2017
Marcus Benedetti

/s/ Daniel A Carroll	Director	October 13, 2017
Daniel A Carroll

/s/ Paul E Dolan III	Director	October 13, 2017
Paul E Dolan III

/s/ Barrie Graham	Director	October 13, 2017
Barrie Graham

/s/ Spencer Grimes	Director	October 13, 2017
Spencer Grimes

/s/ Paul Weber	Director	October 13, 2017
Paul Weber