Form 10-Q
period 2017-09-30
Truett-Hurst, Inc.
filed 2017-11-20
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class A	Number of Shares Outstanding
Common stock, $0.001 par value per share	4,460,417

Class B	Number of Shares Outstanding
Common stock, $0.001 par value per share	6

TRUETT-HURST, INC. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$26	$783
Accounts receivable	3,637	1,932
Inventories, net	21,202	20,609
Bulk wine deposits	94	—
Other current assets	1,177	505
Total current assets	26,136	23,829
Property and equipment, net	5,787	5,426
Intangible assets, net	507	506
Other assets, net	245	277
Total assets	$32,675	$30,038
Liabilities and Equity
Current liabilities:
Lines of credit	$7,615	$7,290
Accounts payable	4,170	1,994
Accrued expenses	710	546
Depletion allowance and accrual for sales returns	509	495
Current maturities of capital lease obligation	11	11
Current maturities of long term debt	475	491
Total current liabilities	13,490	10,827
Long term debt, net of current maturities	3,208	3,002
Capital lease obligation, net of current maturities	60	63
Total liabilities	16,758	13,892
Commitments and contingencies (Note 7)
Equity:
Shareholders’ equity:
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized, none issued and outstanding at September 30, 2017 and June 30, 2017	—	—
Class A common stock, par value of $0.001 per share, 15,000,000 authorized, 4,460,417 issued and outstanding at September 30, 2017 and 4,426,789 issued and outstanding at June 30, 2017	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized, 6 and 7 issued and outstanding at September 30, 2017 and June 30, 2017, respectively	—	—
Additional paid-in capital	16,214	16,082
Accumulated deficit	(5,825)	(5,651)
Total Truett-Hurst, Inc. shareholders' equity	10,393	10,435
Noncontrolling interest	5,524	5,711
Total equity	15,917	16,146
Total liabilities and equity	$32,675	$30,038

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(unaudited)

	Three Months Ended September 30,
	2017	2016
Sales	$6,417	$6,102
Less excise tax	(227)	(216)
Net sales	6,190	5,886
Cost of sales	4,145	4,056
Gross profit	2,045	1,830
Operating expenses:
Sales and marketing	1,454	1,224
General and administrative	790	812
(Gain) loss on disposal of assets	(22)	17
Total operating expenses	2,222	2,053
Net loss from operations	(177)	(223)
Other income (expense):
Interest expense, net	(110)	(80)
Gain on lease termination, net	—	844
Gain on fair value of interest rate swap	2	23
Other expense	(8)	(9)
Total other (expense) income	(116)	778
Net (loss) income before income taxes	(293)	555
Income tax expense	—	(1)
Net (loss) income from continuing operations	(293)	554
Net (loss) income attributable to Truett-Hurst, Inc. and H.D.D. LLC	(293)	554
Net (loss) income attributable to noncontrolling interest: H.D.D. LLC	(117)	237
Net (loss) income attributable to Truett-Hurst, Inc.	$(176)	$317
Net (loss) income per share:
Basic per share	$(0.04)	$0.07
Diluted per share	$(0.04)	$0.04
Weighted average shares used in computing net (loss) income per share:
Basic weighted average shares	4,437,998	4,306,609
Diluted weighted average shares	4,437,998	7,675,917

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income from continuing operations	$(293)	$554
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	213	200
Reserve for assets to be abandoned	—	127
Stock-based compensation	62	95
Gain on fair value of interest rate swap	(2)	(23)
Gain on lease termination, net	—	(844)
Proceeds received on lease termination	—	955
Gain on disposal of assets	(22)	(94)
Changes in operating assets and liabilities, net
Accounts receivable	(1,705)	(1,212)
Inventories	(593)	(1,748)
Bulk wine deposits	(94)	271
Other current assets	(670)	(90)
Accounts payable	2,176	2,704
Accrued expenses	164	179
Depletion allowance and accrual for sales returns	14	(492)
Due to related parties	—	64
Net cash (used in) provided by operating activities	(750)	646
Cash flows from investing activities:
Acquisition of property and equipment	(535)	(288)
Acquisition of intangible and other assets	(6)	(15)
Proceeds from sale of assets	22	4
Net cash used in investing activities	(519)	(299)
Cash flows from financing activities:
Net proceeds from (payments on) lines of credit	325	(277)
Proceeds from long term debt	327	387
Payments on long term debt	(137)	(176)
Payments on capital lease obligation	(3)	—
Net cash provided by (used in) financing activities	512	(66)
Net change in cash and cash equivalents	(757)	281
Cash and cash equivalents at beginning of period	783	4,043
Cash and cash equivalents at end of period	$26	$4,324
Supplemental disclosure of cash flow information:
Cash paid for interest	$110	$80
Cash paid for income taxes	—	$1

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the results of Truett-Hurst, Inc. (the “Company”) and its subsidiary H.D.D. LLC (the “LLC”). They have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with general instructions for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. The Company consolidates the financial results of the LLC and records a noncontrolling interest representing the portion of equity ownership in the LLC that is not attributable to the Company.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The accompanying unaudited condensed consolidated financial statements were prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and, in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim period presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission (“SEC”) on October 13, 2017.

Quantities or results referred to as “to date” or “as of this date” mean as of or to September 30, 2017, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported condensed consolidated results of continuing operations.

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606), a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact of this ASU.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

In November 2015, the FASB issued ASU No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The update sets forth a requirement for companies to classify deferred tax assets and liabilities as non-current amounts on the balance sheet. It is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard and it did not have a material impact on its condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09: Improvements to Employee Share-Based Payment Accounting which amends ASU 718, Compensation – Stock Compensation. The update sets forth an initiative to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendment is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard and it did not have a material impact on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15: Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. The update sets forth guidance on eight specific cash flow issues. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this standard and it did not have a material impact on its condensed consolidated financial statements.

In 2015, the FASB issued ASU 2015-11: Inventory (Topic 330) –Topic 330 currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard and it did not have a material impact on its condensed consolidated financial statements.

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

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

NOTE 2 – INVENTORIES

Inventories comprise:

	September 30, 2017	June 30, 2017
	(in thousands)
Grapes and bulk wine	$5,405	$5,933
Bottled wine	15,400	14,495
Bottling materials and other	524	268
	21,329	20,696
Less: inventory reserves	(127)	(87)
Total inventories, net	$21,202	$20,609

See Note 12, Subsequent Events.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net comprise:

	September 30, 2017	June 30, 2017
	(in thousands)
Land and land improvements	$3,261	$3,260
Building and improvements	1,547	1,420
Machinery and equipment	2,756	2,189
Vineyard development	554	554
Vineyard equipment	53	88
Furniture and fixtures	163	293
Leasehold improvements	45	79
Vehicles	119	113
	8,498	7,996
Less: accumulated depreciation and amortization	(2,711)	(2,570)
Total property and equipment, net	$5,787	$5,426

In the prior year, the Company recorded a reserve for assets that were abandoned when the Company vacated the Russian River Valley tasting room based on a litigation settlement. See Litigation section of Note 7.

Total depreciation and amortization expense for the three months ended September 30, 2017 and September 30, 2016 was $0.2 million.

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable comprises:

	September 30, 2017	June 30, 2017
	(in thousands)
Grapes	$1,655	$583
Other production related	1,514	940
Barrels	184	—
Administrative	817	471
Total accounts payable	$4,170	$1,994

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Accounts payable as of September 30, 2017 reflect the seasonality associated with the 2017 harvest, specifically, grape procurement, barrel purchases, acquisition of new winery equipment for the leased space within the custom crush facility, and increased production activities.

NOTE 5 – BORROWINGS

The Company’s indebtedness is comprised primarily of bank loans including lines of credit and long term debt.

Lines of Credit

On August 17, 2017, the Company completed the renewal process of the revolving line of credit with Bank of the West. The Company chose not to request a new equipment purchase line of credit note from the lender. In addition, the Company chose not to extend the maturity date of the foreign exchange note.

In July 2017, the Company’s capital equipment line of credit matured and automatically converted into a $0.3 million term loan with a 36-month amortization schedule and a 4.25% interest rate. In July 2016, the Company’s capital equipment line of credit from matured and automatically converted into a $0.3 million term loan with a 48-month amortization schedule and a 3.95% interest rate.

The credit facility, which matures on July 31, 2018, consists of a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the London Interbank Offered Rate (“LIBOR”). In the fiscal year 2016, the credit facility also included (a) a capital equipment line with a maximum commitment of $0.5 million which carried an interest rate of 2.25% above floating One-Month LIBOR, and (b) a foreign exchange facility with a maximum commitment of $0.1 million which allowed the Company’s bank to enter into any spot or forward transaction to purchase or sell a foreign currency. The Company did not use the foreign exchange facility during the three months ended September 30, 2017 and September 30, 2016.

The credit facility is secured by a pledge of substantially all of the Company’s assets with guarantees from the LLC members. The bank borrowings contain usual and customary covenants, including, among others, limitations on incurrence of senior indebtedness, the making of loans and advances, investments, acquisitions, and capital expenditures, the incurrence of liens, and the consummation of mergers and asset sales. The credit facility maintains the minimum current assets to current liabilities ratio covenant (measured quarterly) and the maximum debt to effective tangible net worth ratio covenant (measured quarterly). When the line of credit was renewed on August 17, 2017, the previous debt service coverage ratio (measured quarterly on a trailing twelve-month basis) was replaced with a minimum quarterly EBITDA covenant. The Company was out of compliance with the minimum EBITDA covenant on its revolving line of credit for the quarter ended September 30, 2017, but received a waiver in October 2017 for that period from the Company’s lender. If the Company was unable to obtain the necessary waivers and the debt was accelerated, it would have a material adverse effect on the financial condition and future operating performance, and the Company may be required to limit activities. The Company was in compliance with all other covenants at September 30, 2017.

In July 2016, the previous minimum EBITDA covenant was replaced with a minimum debt service coverage ratio (measured quarterly on a trailing twelve-month basis). The Company was out of compliance with the debt service coverage ratio for the quarters ended June 30, 2017, March 31, 2017, and December 31, 2016, but received waivers for those periods from the Company’s lender. The Company was in compliance with all other covenants during those prior year periods.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Long Term Debt

Long term debt comprises:

		September 30, 2017	June 30, 2017
		(in thousands except payment information)
Long term debt:
Note 1	(1)	$2,683	$2,716
Note 2	(2)	26	45
Note 3	(3)	136	158
Note 4	(4)	239	270
Note 5	(5)	280	304
Note 6	(6)	319	—
Total notes payable		3,683	3,493
Less: current maturities		(475)	(491)
Total long term debt		$3,208	$3,002

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.
(2)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures November 1, 2018, at 3.75% interest.
(3)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 15, 2019, at 3.75% interest.
(4)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $11,267, matures July 1, 2019, at 3.90% interest.
(5)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $8,729, matures July 1, 2020, at 3.95% interest.
(6)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $9,701, matures August 15, 2020, at 4.25% interest.

Future principal and interest payments for the long term debt as of September 30, 2017 are as follows:

Years ending June 30,
(in thousands)
2018 (remaining nine months)	$440
2019	543
2020	362
2021	163
2022	2,175
3,683
Add: estimated interest payments	493
Total	$4,176

Capital Lease

In June 2017, the Company entered into a $0.06 million, 72-month capital lease related to wine production equipment. The future lease commitments are approximately $0.015 million per year for fiscal years 2018 through 2023.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

NOTE 6 – DEPLETION ALLOWANCE AND ACCRUAL FOR SALES RETURNS

The depletion allowance was $0.5 million as of September 30, 2017 and June 30, 2017.

In a prior year, the accrual for sales returns was established for the return of product that had oxidized. The initial accrual amount was $0.5 million. In June 2016, a final settlement was reached between the Company and the last distributor with remaining material financial exposure associated with the oxidized products. As of September 30, 2017, approximately $0.03 million of case goods remain to be shipped.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases wine production space within a custom crush facility located in Santa Rosa, California. The lease commenced on April 15, 2017 and ends on June 15, 2018. The initial 14-month term may be renewed for additional periods as agreed to by both parties. See Litigation section below.

The Company has two lease agreements for administrative office space. Both are three-year leases with an end date of October 31, 2019. One of these leases contains three one-year renewal options with adjustment to market rates.

Lease payments for these facilities were $0.1 million and $0.08 million for the three months ended September 30, 2017 and September 30, 2016, respectively.

Future lease commitments are:

Years ending June 30,
(in thousands)
2018 (remaining nine months)	$214
2019	90
2020	31
Total future rent payments	$335

Supply Contracts

The Company enters into short and long term contracts with third-parties and related party growers to supply a portion of its future grape and bulk wine inventory requirements. The grape commitments for the fiscal year 2018 were received in the first and second quarters of fiscal year 2018. In fiscal year 2017, the Company did not extend a large contract for the purchase of bulk wine to future years. Future minimum grape and bulk wine inventory purchase commitments are as follows:

Years Ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2018	$4,671	$57	$4,728
2019	2,552	—	2,552
2020	1,927	—	1,927
2021	50	—	50
2022	51	—	51
Total	$9,251	$57	$9,308

At September 30, 2017, total future purchase commitments for finished goods were approximately $4.9 million and are expected to be fulfilled during fiscal years 2018 through 2020.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Production & Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2017 harvest. The current bottling contract requires a minimum of 120,000 cases at $2.85 per case to be bottled in a one year period. For the three months ended September 30, 2017, the monthly average percentage of the Company’s bulk wine stored at a related-party storage facility was 45%.

Litigation

From time to time, the Company may be subject to various litigation matters arising in the ordinary course of business. Other than discussed below, the Company is not aware of any current pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In January 2016, Mendocino Wine Group (“MWG”) filed a complaint against Phil Hurst and the LLC. The complaint alleges that, prior to January 2012, Phil Hurst and the LLC aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Paul Dolan’s contract with Thornhill Management Company (the manager of MWG), and aided and abetted Paul Dolan’s interference with MWG’s economic advantage. Phil Hurst and the LLC denied the claims, denied all wrongdoing, and denied that they caused any harm to MWG. In November 2016, the Sonoma County Superior Court granted MWG’s Motion to Consolidate the Hurst/LLC case with a second complaint MWG filed against a law firm for legal malpractice and breach of fiduciary duty. The Court ruled the cases were sufficiently related and should be tried together. No amount had been recorded in the condensed consolidated financial statements related to this suit. In October 2017, the Sonoma County Superior Court granted the Company’s summary judgement motion and dismissed the case against Phil Hurst and the LLC. The plaintiff, MWG, has 60 days to appeal the Court’s decision. If such an appeal is filed, the process may take 9 to 18 months to obtain a final resolution.

In June 2016, the Company settled outstanding litigation with the Hambrecht Wine Group, L.P. related to the lease of one of its tasting rooms and a winery production facility located at 4035 Westside Road, Healdsburg, California, in exchange for payment of $1.0 million to the LLC, quitclaimed certain rights, and modified its lease such that the Company vacated the tasting room portion of the property prior to December 31, 2016, and vacated the winery production portion prior to May 31, 2017. The Company received a series of settlement payments totaling $1.0 million in fiscal year 2017 and recorded a net gain of $0.8 million related to the lease termination in the Company’s condensed consolidated statement of operations for the quarter ended September 30, 2016.

Exchange and Tax Receivable Agreement

The Company has an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers.  Under the exchange agreement, each LLC member (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at the Company’s election. In connection with the exchange agreement, the Company has a tax receivable agreement (“TRA”) with the LLC members. The agreement provides for the payment from time to time, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) increases in tax basis resulting from the exchange of LLC Units and (ii) certain other tax benefits related to the Company entering into the agreement, including tax benefits attributable to payments under the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC. The term of the agreement will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the agreement for an amount based on the agreed payments remaining to be made under the agreement or the corporate taxpayer breaches any of its material obligations under the agreement in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the agreement. In addition, the tax receivable agreement provides that upon certain

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

mergers, asset sales, or other forms of business combinations, substantial payment obligations to the founding LLC members and affiliates will accelerate.

Indemnification

From time to time the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third-parties. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded at September 30, 2017 and September 30, 2016 for these obligations on the condensed consolidated balance sheets.

NOTE 8 – STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company has granted restricted stock awards, stock options and restricted stock units to employees, directors and non-employees under its 2012 Stock Incentive Plan. As of September 30, 2017, the 2012 Plan has 1.0 million shares reserved for issuance and a total of 0.4 million shares available to be issued.

A summary of the Company’s activity for restricted stock awards is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	2,631	$3.80	0.49	$5
Granted	—	—	—	—
Exercised	—	—	—	—
Released	—	—	—	—
Vested	—	—	—	—
Forfeited, cancelled or expired	—	—	—	—
Outstanding at September 30, 2017	2,631	$3.80	0.24	$6
Expected to vest at September 30, 2017	2,631	$—	—	$—

A summary of the Company’s activity for restricted stock units is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	33,334	$2.25	0.50	$69
Granted	—	—	—	—
Exercised	—	—	—	—
Released	—	—	—	—
Vested	—	—	—	—
Forfeited, cancelled or expired	—	—	—	—
Outstanding at September 30, 2017	33,334	$2.25	0.25	$76
Expected to vest at September 30, 2017	33,334	$—	—	$—

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

A summary of the Company’s activity for stock options is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	215,000	$1.67	9.04	$—
Granted	50,000	2.08	—	—
Forfeited, cancelled or expired	(35,000)	—	—	—
Outstanding at September 30, 2017	230,000	$1.71	8.93	$—
Options Vested	57,500	$1.71	8.93	—
Options Non-Vested	172,500	$1.71	8.93	$—
Options Exercisable	57,500	$1.71	8.93	—

The following table summarizes the Company’s stock-based compensation included in the condensed consolidated statements of operations for the three months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,
	(in thousands)
	2017	2016
Sales and marketing	$5	$10
General and administrative	57	85
Total stock-based compensation	$62	$95

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

In October 2012, the Company executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and ten-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value on the condensed consolidated balance sheets. Changes in the fair value of this instrument have been recognized in the condensed consolidated statements of operations in other expense. The maturity date of the swap is May 31, 2022. At June 30, 2017 and September 30, 2017, the interest rate swap balance was $0.1 million for both the fair value and the Level 2 value. The balance for the interest rate swap is included in other current assets on the condensed consolidated balance sheets.

NOTE 10 – INCOME TAXES

For the three months ended September 30, 2017, the Company recorded income tax expense of $0.001 million and had an effective tax rate of less than 1%. The Company has net operating loss (“NOL”) carryforwards available to offset fiscal year 2018 taxable income. The utilization of the NOL carryforwards may be subject to substantial annual limitations due to ownership change provisions under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of NOL’s before they can be utilized by the Company.

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
•

Recording a full valuation allowance against net deferred tax assets as the Company has determined that it is more likely than not that the future tax benefits would not be realized. The Company did not record a deferred tax asset during the three months ended September 30, 2017.

There were no unrecognized tax benefits at September 30, 2017 and the Company did not incur any income tax related interest expense or penalties related to uncertain tax positions.

NOTE 11 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company’s primary reporting segments are identified as wholesale and direct to consumer.

Wholesale sales include the retail exclusive brand label model and other brands sold through the three-tier distribution system. Direct to consumer sales occur through the Company’s tasting rooms, wine clubs, and winery websites. Operating and other expenses are not allocated between operating segments; therefore, operating and net income (loss) information for the respective segments is not available. In addition, discrete financial information related to segment specific assets is not available. Sales and cost of sales are reported by segment.

The following table reflects net sales, cost of sales and gross profit by segment for continuing operations for each of the three months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,
	(in thousands)
	Wholesale		Direct to Consumer		Total
	2017	2016	2017	2016	2017	2016
Net Sales	$4,779	$4,510	$1,411	$1,376	$6,190	$5,886
Cost of Sales	3,648	3,538	497	518	4,145	4,056
Gross Profit	$1,131	$972	$914	$858	$2,045	$1,830
Gross Profit %	23.7%	21.6%	64.8%	62.3%	33.0%	31.1%

Significant Customer Information:

The following table sets forth concentrations of wholesale sales and accounts receivable as a percent of each total:

	Percentage of Wholesale Sales		Percentage of Total Accounts Receivable
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Customer A	27%	10%	33%	11%
Customer B	23%	42%	18%	49%
Customer C	11%	7%	3%	8%

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

International sales were $0.2 million and $0.3 million for the three months ended September 30, 2017 and September 30, 2016, respectively.

NOTE 12 – SUBSEQUENT EVENTS

The Company was out of compliance with the minimum EBITDA covenant on its revolving line of credit for the quarter ended September 30, 2017, but received a waiver in October 2017 for that period from the Company’s lender. If the Company was unable to obtain the necessary waivers and the debt was accelerated, it would have a material adverse effect on the financial condition and future operating performance, and the Company may be required to limit activities. The Company expects to meet its covenants for the remainder of fiscal year 2018.

On October 8, 2017, and for several days thereafter, significant wildfires broke out in Napa, Sonoma, and surrounding counties in Northern California. Certain of the Company’s inventory, primarily juice pressed from grapes picked during the 2017 harvest and maintained at outside production and storage facilities, may have been subject to smoke taint and spoilage. The amount of spoilage, if any, cannot be reasonably estimated at this time. However, the Company believes that any loss of inventory related to the fires is substantially covered under the Company’s insurance policies. Additionally, there may be future negative impacts on the Company’s outside production and operating arrangements, including bottling and warehousing of case goods.

In October 2017, the Sonoma County Superior Court granted the Company’s summary judgement motion and dismissed the MWG case against Phil Hurst and the LLC. The plaintiff, MWG, has 60 days to appeal the Court’s decision.

The Company has evaluated all subsequent event activity through the issue date of these consolidated financial statements and concluded that, other than the items discussed above, no additional subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, regarding strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to the Company and or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. The Company’s actual results may differ materially from the results discussed in or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, a reduction in the supply of grapes and bulk wine available to the Company; significant competition; any change in the Company’s relationships with retailers which could harm the Company’s business; the Company may not achieve or maintain profitability in the future; the loss of key employees; a reduction in the Company’s access to, or an increase in the cost of, the third-party services the Company uses to produce its wine; credit facility restrictions on the Company’s current and future operations; and failure to protect, or infringement of, trademarks and proprietary rights; these factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Risks that may affect the Company’s operating results include, but are not limited to, those discussed in the “Risk Factors” section of its Annual Report on Form 10-K for fiscal 2017 filed with the Securities Exchange Commission (“SEC”) on October 13, 2017. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2017 and in other documents that the Company files from time to time with the SEC.

The unaudited interim condensed consolidated financial statements include the results of the Company and its subsidiary, the LLC, and have been prepared in accordance with GAAP for interim financial information and with the general instructions for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. The disclosures do not include all the information necessary for audited financial statements in accordance with GAAP.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on October 13, 2017. In the opinion of the Company’s management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances have been eliminated. Unless otherwise indicated, the notes to the unaudited condensed consolidated financial statements relate to the discussion of the Company’s continuing operations. The Company’s condensed consolidated financial statements reflect all of the Company’s accounts, including those of its controlled subsidiary and the portion of equity in a consolidated subsidiary that is not attributable to the Company, directly or indirectly, is presented as noncontrolling interests.

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

Quantities or results referred to as “to date” or “as of this date” mean as of or to September 30, 2017, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year. For example, “FY17” and “fiscal year 2017” each refer to the fiscal year ended June 30, 2017. This Quarterly Report on Form 10-Q references certain trademarks and registered trademarks which may be trademarks or registered trademarks of their respective owners.

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

On October 8, 2017, and for several days thereafter, significant wildfires broke out in Napa, Sonoma, and surrounding counties in Northern California. Certain of the Company’s inventory, primarily juice pressed from grapes picked during the 2017 harvest and maintained at outside production and storage facilities, may be subject to smoke taint and spoilage. The amount of spoilage, if any, cannot be reasonably estimated at this time. However, the Company believes that any loss of inventory related to the fires is substantially covered under the Company’s insurance policies. Additionally, there may be future negative impacts on the Company’s outside production and operating arrangements, including bottling and warehousing of case goods.

Strategic Objectives

There are three primary categories into which the Company sells its wine: premium ($12 - $14 per bottle retail price), super-premium ($15 - $24 per bottle retail price), and ultra-premium ($25 - $49 per bottle retail price). The Company believes it can benefit from growth at the premium and above price points and continue to grow the business relying on its competitive strengths: its experienced and knowledgeable team; its relationships with the world’s top wine distributors and retailers; and its innovative approach to distribution and brand development. The Company intends to grow by:

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

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table compares the Company’s financial results by reporting segment:

	Three Months Ended September 30,
	(in thousands, except percentages)
	Wholesale		Direct to Consumer		Total
	2017	2016	2017	2016	2017	2016
Net Sales	$4,779	$4,510	$1,411	$1,376	$6,190	$5,886
Cost of Sales	3,648	3,538	497	518	4,145	4,056
Gross Profit	$1,131	$972	$914	$858	$2,045	$1,830
Gross Profit %	23.7%	21.6%	64.8%	62.3%	33.0%	31.1%

For the three months ended September 30, 2017, net sales increased $0.3 million or 5% and consolidated gross profit margin increased from 31.1% to 33.0%. The increase in gross profit was primarily due to a change in the ratio of more profitable wholesale business to less profitable or value oriented retailers.

Wholesale net sales increased 6% for the three months ended September 30, 2017. The increase for the three months was due to higher sales in the broadmarket and sales to one large retailer.

Direct to consumer net sales increased 3% for the three months ended September 30, 2017. The increase in direct to consumer net sales was primarily due to continued efforts to grow the channel through wine club and tasting room sales, as well as special offers presented via email and online to wine club members and others.

International sales were $0.2 million and $0.3 million for the three months ended September 30, 2017 and September 30, 2016, respectively.

Sales discounts and depletion allowances are recorded as a reduction of sales at the time of sale. For the three months ended September 30, 2017 and September 30, 2016, sales discounts and depletion allowances totaled $0.9 million and $0.8 million, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, advertising and other costs for marketing and promoting the Company’s products. Advertising costs are expensed as incurred and were $0.1 million and $0.07 million for the three months ended September 30, 2017 and September 30, 2016, respectively.

Sales and marketing expenses consist of the following:

	Three Months Ended September 30,
	(in thousands, except percentages)
	2017	2016	Increase (Decrease)	% Change
Sales and marketing	$1,454	$1,224	$230	18.8%

Percentage of net sales	23.5%	20.8%	2.7%

Sales and marketing expenses increased 19% for the three months ended September 30, 2017 compared to the same period last fiscal year. The increase was largely due to the hiring of additional sales personnel.

The amounts billed to customers for shipping and handling are recorded as sales and reported as the costs are incurred for shipping and handling as a sales and marketing expense. For the three months ended September 30, 2017 and September 30, 2016 shipping costs were $0.2 million.

General and Administrative

General and administrative expenses include the costs associated with personnel, professional fees, insurance and other expenses related to administrative and compliance functions. General and administrative expenses consist of the following:

	Three Months Ended September 30,
	(in thousands except percentages)
	2017	2016	Increase (Decrease)	% Change
General and administrative	$790	$812	$(22)	-2.7%

Percentage of net sales	12.8%	13.8%	-1.0%

General and administrative expense for the three months ended September 30, 2017 decreased compared to the same period in fiscal year 2017 both in terms of absolute dollars and measured as a percentage of net sales. The decrease was primarily due to decreases in personnel related costs and outside services offset by increases in legal and consulting expenses.

Interest Expense

Interest and loan fee amortization was $0.1 million for three months ended September 30, 2017 compared to $0.08 million for September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company’s primary sources of available cash are from operations, bank borrowings and equity offerings. The Company’s primary cash needs are to fund working capital requirements (primarily inventory), capital expenditures for barrels and other equipment to facilitate production, repay indebtedness (interest and principal payments) and for other operating expenses. The Company is able to borrow against working capital assets (accounts receivable and inventory) by utilizing an asset based bank loan.

	September 30, 2017	June 30, 2017	Increase (Decrease)	% Change
	(in thousands, except percentages)
Working capital	$12,646	$13,002	$(356)	-2.7%
Cash and cash equivalents	$26	$783	$(757)	(96.7)%

The Company had approximately $2.4 million of availability under its revolving credit facility as of September 30, 2017, compared to $2.7 million as of June 30, 2017. During the first quarter of fiscal year 2017, the Company’s average borrowings outstanding under its revolving credit facility were $7.5 million compared to average borrowings of $5.9 million in the prior year.

The weighted average interest rate on the line of credit was 3.48% and 2.76% for the three months ended September 30, 2017 and September 30, 2016, respectively.

On August 17, 2017, the Company renewed its revolving line of credit with Bank of the West. The Company chose not to request a new equipment purchase line of credit note from the lender. In addition, the Company chose not to extend the maturity date of the foreign exchange note. The credit facility, which matures on July 31, 2018, consists of a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above LIBOR. In the prior fiscal year, the credit facilities also included (a) a capital equipment line with a maximum commitment of $0.5 million which carries an interest rate of 2.25% above floating one-month LIBOR, and (b) a foreign exchange facility with a maximum commitment of $0.1 million which allows the Company’s bank to enter into any spot or forward transaction to purchase or sell a foreign currency. The Company did not use the foreign exchange facility during the three months ended September 30, 2017 and September 30, 2016.

The outstanding balances on the Company’s lines of credit are:

	September 30, 2017	June 30, 2017
Lines of Credit	(in thousands)
Revolving line of credit	$7,615	$6,963
Equipment line of credit	—	327
Total lines of credit	$7,615	$7,290

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

When the line of credit was renewed on August 17, 2017, the previous debt service coverage ratio (measured quarterly on a trailing twelve-month basis) was replaced with a minimum quarterly EBITDA covenant. The Company was out of compliance with the minimum EBITDA covenant on its revolving line of credit for the quarter ended September 30, 2017, but received a waiver in October 2017 for that period from the Company’s lender. If the Company was unable to obtain the necessary waivers and the debt was accelerated, it would have a material adverse effect on the financial condition and future operating performance, and the Company may be required to limit activities. The Company was in compliance with all other covenants at September 30, 2017.

In July 2016, the previous minimum EBITDA covenant was replaced with a minimum debt service coverage ratio (measured quarterly on a trailing twelve-month basis). The Company was out of compliance with the debt service coverage ratio for the quarters ended June 30, 2017, March 31, 2017, and December 31, 2016, but received waivers for those periods from the Company’s lender. The Company was in compliance with all other covenants during those prior year periods.

In July 2017, the capital equipment line of credit from FY16 matured and converted to a $0.3 million term loan with a 36-month amortization schedule and a 4.25% interest rate. In July 2016, the capital equipment line of credit from FY15 was converted to a $0.3 million term loan with a 48-month amortization schedule and a 3.95% interest rate.

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

Cash Flows

	Three Months Ended
	September 30,
	(in thousands)		Increase
	2017	2016	(Decrease)
Net cash (used in) provided by operating activities	$(750)	$646	$(1,396)
Net cash (used in) investing activities	$(519)	$(299)	$220
Net cash provided by (used in) financing activities	$512	$(66)	$578

Operating Activities

For the three months ended September 30, 2017, net cash used in operating activities was $0.7 million which was a decrease of $1.4 million compared to the same period last fiscal year. The changes in cash flows provided by operating activities are attributable to higher inventory and accounts receivable investment levels partially offset by increased accounts payable and accrued expenses.

Investing Activities

For the three months ended September 30, 2017, cash used in investing activities increased by $0.2 million compared to the same period of last fiscal year.

Financing Activities

Financing activities, which consisted entirely of net new borrowings from bank financing, provided $0.5 million for the three months ended September 30, 2017, an increase of $0.6 million over the same period of the prior year.

Contractual Obligations and Commitments

Financing Agreements

The Company’s indebtedness is comprised primarily of bank loans including lines of credit and long term debt.

Lines of Credit

See discussion under “Liquidity and Capital Resources” above.

Long Term Debt

Long term debt consists of various notes payable to a bank secured by specific property and/or equipment. The total outstanding principal balance on all the notes as of September 30, 2017 was $3.2 million. The interest rates and maturity dates of the notes are described in Note 5 - “Borrowings” of the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Capital Lease

In June 2017, the Company entered into a $0.06 million, 72-month capital lease related to wine production equipment. The future lease commitments are approximately $0.015 million per year for fiscal years 2018 through 2023.

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

The Company enters into short and long term contracts with third-parties and related party growers to supply a portion of its future grape and bulk wine inventory requirements. The grape commitments for the FY18 were received during the first quarter. The Company did not extend a large contract for the purchase of bulk wine to future years. Future minimum grape and bulk wine inventory purchase commitments are as follows:

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2018	$4,671	57	$4,728
2019	2,552	—	2,552
2020	1,927	—	1,927
2021	50	—	50
2022	51	—	51
Total	$9,251	$57	$9,308

At September 30, 2017, total future purchase commitments for finished goods total approximately $4.9 million and are expected to be fulfilled during fiscal years 2018 through 2020.

Production & Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2016 harvest. The current bottling contract requires a minimum of 120,000 cases at $2.85 per case to be bottled in a one year period. For the three months ended September 30, 2017, the monthly average percentage of the Company’s bulk wine stored at a related party storage facility was 60%.

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

Lease payments for these facilities were $0.1 million and $0.08 million for three months ended September 30, 2017 and September 30, 2016, respectively.

Future lease commitments are:

Years ending June 30,
(in thousands)
2018 (remaining nine months)	$214
2019	90
2020	31
Total future rent payments	$335

The Company leases wine production space within a custom crush facility located in Santa Rosa, California. The lease commenced on April 15, 2017 and ends on June 15, 2018. The initial 14-month term may be renewed for additional periods as agreed to by both parties. Previously, the Company leased winery and tasting room facilities located at 4035 Westside Road, Healdsburg, California, but vacated that location as a result of settling outstanding litigation related to the lease.

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

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Internal Controls over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and provide reasonable assurance, as of the end of the period covered by this report, that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely discussions regarding required disclosure.

Changes to Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In January 2016, Mendocino Wine Group (“MWG”) filed a complaint against Phil Hurst and the LLC. The complaint alleges that, prior to January 2012, Phil Hurst and the LLC aided and abetted Paul Dolan in his alleged breach of fiduciary duties to MWG and that they interfered with Paul Dolan’s contract with Thornhill Management Company (the manager of MWG), and aided and abetted Paul Dolan’s interference with MWG’s economic advantage. Phil Hurst and the LLC denied the claims, denied all wrongdoing, and denied that they caused any harm to MWG. In November 2016, the Sonoma County Superior Court granted MWG’s Motion to Consolidate the Hurst/LLC case with a second complaint MWG filed against a law firm for legal malpractice and breach of fiduciary duty. The Court ruled the cases were sufficiently related and should be tried together. No amount had been recorded in the condensed consolidated financial statements related to this suit. In October 2017, the Sonoma County Superior Court granted the Company’s summary judgement motion and dismissed the case against Phil Hurst and the LLC. The plaintiff, MWG, has 60 days to appeal the Court’s decision. If such an appeal is filed, the process may take 9 to 18 months to obtain a final resolution.

In June 2016, the Company settled outstanding litigation with the Hambrecht Wine Group, L.P. related to the lease of one of its tasting rooms and a winery production facility located at 4035 Westside Road, Healdsburg, California, in exchange for payment of $1.0 million to the LLC, quitclaimed certain rights, and modified its lease such that the Company vacated the tasting room portion of the property prior to December 31, 2016, and vacated the winery production portion prior to May 31, 2017. The Company received a series of settlement payments totaling $1.0 million in fiscal year 2017 and recorded a net gain of $0.8 million related to the lease termination in the Company’s condensed consolidated statement of operations for the quarter ended September 30, 2016.

ITEM 1A. RISK FACTORS

There have been no material changes in information regarding our risk factors as described in Item 1A of our Form 10-K as filed with the SEC on October 13, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 20th day of November, 2017.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	November 20, 2017
Phillip L. Hurst
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Evan B. Meyer	November 20, 2017
Evan B. Meyer
Chief Financial Officer
(Principal Financial/Accounting Officer)