Form 10-Q
period 2017-12-31
Truett-Hurst, Inc.
filed 2018-02-14
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2017

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class A	Number of Shares Outstanding
Common stock, $0.001 par value per share	4,496,383

Class B	Number of Shares Outstanding
Common stock, $0.001 par value per share	6

TRUETT-HURST, INC. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2017 (Unaudited)	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$261	$783
Accounts receivable	2,550	1,932
Inventories, net	22,275	20,609
Bulk wine deposits	94	—
Other current assets	627	505
Total current assets	25,807	23,829
Property and equipment, net	6,575	5,426
Intangible assets, net	505	506
Other assets, net	210	277
Total assets	$33,097	$30,038
Liabilities and Equity
Current liabilities:
Lines of credit	$8,275	$7,290
Accounts payable	4,669	1,994
Accrued expenses	747	546
Depletion allowance and accrual for sales returns	535	495
Current maturities of long term debt and capital lease obligation	575	502
Total current liabilities	14,801	10,827
Long term debt, net of current maturities	3,020	3,065
Total liabilities	17,821	13,892
Commitments and contingencies (Note 6)
Equity:
Shareholders’ equity:
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized, none issued and outstanding at December 31, 2017 and June 30, 2017	—	—
Class A common stock, par value of $0.001 per share, 15,000,000 authorized, 4,496,383 issued and outstanding at December 31, 2017 and 4,426,789 issued and outstanding at June 30, 2017	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized, 6 and 7 issued and outstanding at December 31, 2017 and June 30, 2017, respectively	—	—
Additional paid-in capital	16,254	16,082
Accumulated deficit	(6,234)	(5,651)
Total Truett-Hurst, Inc. shareholders' equity	10,024	10,435
Noncontrolling interest	5,252	5,711
Total equity	15,276	16,146
Total liabilities and equity	$33,097	$30,038

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Sales	$5,867	$5,958	$12,284	$12,060
Less excise tax	(166)	(221)	(393)	(438)
Net sales	5,701	5,737	11,891	11,622
Cost of sales	3,858	3,700	8,003	7,756
Gross profit	1,843	2,037	3,888	3,866
Operating expenses:
Sales and marketing	1,479	1,380	2,933	2,604
General and administrative	953	706	1,743	1,518
Loss (gain) on disposal of assets	4	26	(19)	43
Total operating expenses	2,436	2,112	4,657	4,165
Net (loss) from operations	(593)	(75)	(769)	(299)
Other income (expense):
Interest expense, net	(111)	(96)	(221)	(176)
Gain on fair value of interest rate swap	25	108	27	131
Other (expense) income	(3)	(7)	(10)	828
Total other (expense) income	(89)	5	(204)	783
Net (loss) income before income taxes	(682)	(70)	(973)	484
Income tax expense	(1)	(1)	(1)	(2)
Net (loss) income attributable to Truett-Hurst, Inc. and H.D.D. LLC	(683)	(71)	(974)	482
Net (loss) income attributable to noncontrolling interest: H.D.D. LLC	(274)	(25)	(391)	212
Net (loss) income attributable to Truett-Hurst, Inc.	$(409)	$(46)	$(583)	$270
Net (loss) income per share:
Basic per share	$(0.09)	$(0.01)	$(0.13)	$0.06
Diluted per share	$(0.09)	$(0.01)	$(0.13)	$0.04
Weighted average shares used in computing net (loss) income per share:
Basic weighted average shares	4,460,417	4,314,553	4,449,208	4,310,559
Diluted weighted average shares	4,460,417	4,314,553	4,449,208	7,510,936

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(974)	$482
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	486	410
Reserve for assets to be abandoned	—	127
Stock-based compensation	102	151
Gain on fair value of interest rate swap	(27)	(130)
(Gain) loss on disposal of assets	(19)	43
Changes in operating assets and liabilities, net
Accounts receivable	(618)	667
Inventories	(1,666)	163
Bulk wine deposits	(94)	271
Other current assets	(95)	22
Accounts payable	2,675	173
Accrued expenses	201	(557)
Depletion allowance and accrual for sales returns	40	(110)
Net cash provided by operating activities	11	1,712
Cash flows from investing activities:
Acquisition of property and equipment	(1,557)	(371)
Acquisition of intangible and other assets	(12)	(18)
Proceeds from sale of assets	23	5
Net cash used in investing activities	(1,546)	(384)
Cash flows from financing activities:
Net proceeds from (payments on) lines of credit	985	(5,430)
Proceeds from long term debt	327	387
Payments on long term debt and capital lease obligation	(299)	(302)
Net cash provided by (used in) financing activities	1,013	(5,345)
Net change in cash and cash equivalents	(522)	(4,017)
Cash and cash equivalents at beginning of period	783	4,043
Cash and cash equivalents at end of period	$261	$26
Supplemental disclosure of cash flow information:
Cash paid for interest	$219	$174
Cash paid for income taxes	$—	$2
Non-cash investing and financing activities:
Equipment financed with capital lease obligation	—	387

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the results of Truett-Hurst, Inc. (the “Company”) and its majority owned subsidiary H.D.D. LLC (the “LLC”). They have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with general instructions for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. The Company consolidates the financial results of the LLC and records a noncontrolling interest representing the portion of equity ownership in the LLC that is not attributable to the Company.

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

Quantities or results referred to as “to date” or “as of this date” mean as of or to December 31, 2017, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

In the six months ended December 31, 2017, the Company adopted these Accounting Standard Updates (ASUs):

•	ASU 2015-11: Inventory (Topic 330)
•	ASU No. 2015-17: Income Taxes (Topic 740)
•	ASU No. 2016-09: Improvements to Employee Share-Based Payment Accounting (Topic 718)
•	ASU No. 2016-15: Statement of Cash Flows (Topic 230)

None of these ASUs had a material impact on the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported condensed consolidated results of operations.

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606). The guidance in this update, along with amendments issued in 2015 and 2016,

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update, as amended, will be effective to reporting periods beginning after December 15, 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective basis”). The Company is in the process of evaluating its revenue arrangements and the anticipated effect.

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

NOTE 2 – INVENTORIES

Inventories comprise:

	December 31, 2017	June 30, 2017
	(in thousands)
Grapes and bulk wine	$6,562	$5,933
Bottled wine	15,623	14,495
Bottling materials and other	259	268
	22,444	20,696
Less: inventory reserves	(169)	(87)
Total inventories, net	$22,275	$20,609

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net comprise:

	December 31, 2017	June 30, 2017
	(in thousands)
Land and land improvements	$3,260	$3,260
Building and improvements	1,742	1,420
Machinery and equipment	3,587	2,189
Vineyard development	554	554
Vineyard equipment	53	88
Furniture and fixtures	164	293
Leasehold improvements	29	79
Vehicles	119	113
	9,508	7,996
Less: accumulated depreciation and amortization	(2,933)	(2,570)
Total property and equipment, net	$6,575	$5,426

In the prior year, the Company recorded a reserve for assets that were abandoned when the Company vacated the Russian River Valley tasting room based on a litigation settlement. See Litigation section of Note 6.

Total depreciation and amortization expense for the three and six months ended December 31, 2017 and December 31, 2016 was $0.2 million and $0.4 million, respectively, compared to $0.2 million and $0.4 million for the same periods in FY17.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable comprises:

	December 31, 2017	June 30, 2017
	(in thousands)
Grapes	$2,553	$583
Other production related	1,086	940
Barrels	107	—
Administrative	870	471
Due to related party	53	—
Total accounts payable	$4,669	$1,994

Accounts payable as of December 31, 2017 reflect the seasonality associated with the 2017 harvest, specifically, grape procurement, barrel purchases, acquisition of new winery equipment for the leased space within the custom crush facility, and increased production activities.

NOTE 5 – BORROWINGS

The Company’s indebtedness is comprised primarily of bank loans including lines of credit and long term debt.

Lines of Credit

In July 2016, the Company’s capital equipment line of credit matured and automatically converted into a $0.3 million term loan with a 48-month amortization schedule and a 3.95% interest rate.

In July 2017, the Company’s capital equipment line of credit matured and automatically converted into a $0.3 million term loan with a 36-month amortization schedule and a 4.25% interest rate.

On August 17, 2017, the Company completed the renewal process of its revolving line of credit with Bank of the West. The Company chose not to request a new equipment purchase line of credit note from the lender. In addition, the Company chose not to extend the maturity date of the foreign exchange note. The credit facility, which matures on July 31, 2018, consists of a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the London Interbank Offered Rate (“LIBOR”). In the fiscal year 2016, the credit facility also included (a) a capital equipment line with a maximum commitment of $0.5 million which carried an interest rate of 2.25% above floating One-Month LIBOR, and (b) a foreign exchange facility with a maximum commitment of $0.1 million which allowed the Company’s bank to enter into any spot or forward transaction to purchase or sell a foreign currency. The Company did not use the foreign exchange facility during the six months ended December 31, 2017.

The credit facility is secured by a pledge of substantially all of the Company’s assets and is supported by guaranties from certain LLC members with significant ownership positions. The bank borrowings contain usual and customary covenants, including, among others, limitations on incurrence of senior indebtedness, the making of loans and advances, investments, acquisitions, and capital expenditures, the incurrence of liens, and the consummation of mergers and asset sales. The credit facility maintains the minimum current assets to current liabilities ratio covenant (measured quarterly) and the maximum debt to effective tangible net worth ratio covenant (measured quarterly). When the line of credit was renewed on August 17, 2017, the previous debt service coverage ratio (measured quarterly on a trailing 12-month basis) was replaced with a minimum quarterly EBITDA covenant. The Company was out of compliance with the minimum EBITDA covenant on its revolving line of credit for the quarters ended September 30, 2017 and December 31, 2017, but received waivers in October 2017 and February 2018, respectively, for those periods from the Company’s lender. If the Company was unable to obtain the necessary waivers and the debt was accelerated, it would have a material adverse effect on the financial condition and future operating performance, and the Company would be required to limit activities. The Company was in compliance with all other covenants at December 31, 2017.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

In July 2016, the previous minimum EBITDA covenant was replaced with a minimum debt service coverage ratio (measured quarterly on a trailing 12-month basis). The Company was out of compliance with the debt service coverage ratio for the quarters ended December 31, 2016, March 31, 2017 and June 30, 2017, but received waivers for those periods from the Company’s lender. The Company was in compliance with all other covenants during those prior year periods.

Long Term Debt and Capital Lease

Long term debt comprises:

		December 31, 2017	June 30, 2017
		(in thousands except payment information)
Long term debt:
Note 1	(1)	$2,648	$2,716
Note 2	(2)	7	45
Note 3	(3)	114	158
Note 4	(4)	207	270
Note 5	(5)	257	304
Note 6	(6)	293	—
Capital lease	(7)	69	74
Total notes payable and capital lease		3,595	3,567
Less: current maturities		(575)	(502)
Total long term debt and capital lease		$3,020	$3,065

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.
(2)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures November 1, 2018, at 3.75% interest.
(3)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 15, 2019, at 3.75% interest.
(4)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $11,267, matures July 1, 2019, at 3.90% interest.
(5)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $8,729, matures July 1, 2020, at 3.95% interest.
(6)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $9,701, matures August 15, 2020, at 4.25% interest.
(7)

In June 2017, the Company entered into a $0.07 million, 72-month capital lease related to wine production equipment. The future lease commitments are approximately $0.015 million per year for fiscal years 2018 through 2023.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Future principal and interest payments for the long term debt and capital lease as of December 31, 2017 are as follows:

Years ending June 30,
(in thousands)
2018 (remaining six months)	$289
2019	554
2020	374
2021	176
2022	2,189
Thereafter	13
3,595
Add: estimated interest payments	471
Total	$4,066

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Lease payments for these facilities were $0.1 million and $0.2 million for the three and six months ended December 31, 2017, respectively, compared to $0.09 million and $0.2 million for the same periods in FY17.

Future lease commitments are:

Years ending June 30,
(in thousands)
2018 (remaining six months)	$91
2019	90
2020	31
Total future rent payments	$212

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

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2018	$1,390	$—	$1,390
2019	2,552	—	2,552
2020	1,927	—	1,927
2021	50	—	50
2022	51	—	51
Total	$5,970	$—	$5,970

At December 31, 2017, total future purchase commitments for finished goods were approximately $5.0 million and are expected to be fulfilled during fiscal years 2018 through 2020.

Production & Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2017 harvest. The current bottling contract requires a minimum of 120,000 cases at $2.85 per case to be bottled in a one year period. The monthly average percentage of the Company’s bulk wine stored at a related-party storage facility was 64% and 51% for the three and six months ended December 31, 2017, respectively.

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

In January 2016, Mendocino Wine Group (“MWG”) filed a complaint against Phillip Hurst and the LLC alleging breach of fiduciary duty, interference with contract, and interference with economic advantage. On November 10, 2016, the Sonoma County Superior Court granted MWG’s Motion to Consolidate the Hurst/LLC case with a second complaint MWG filed against a law firm for legal malpractice and breach of fiduciary duty. On November 20, 2017, the Sonoma County Superior Court granted Phillip Hurst and the LLC’s Motion for Summary Judgment to dismiss the breach of fiduciary duty claim. MWG has dismissed the other two causes of action. The plaintiff, MWG, has until February 2018 to appeal the Court’s decision.

The results for the six months ended December 31, 2016 include payments totaling $1.0 million and a net gain of $0.8 million related to the settlement of certain litigation and termination of a leased facility.

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

Indemnification

From time to time the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third-parties. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded at June 30, 2017 and December 31, 2017 for these obligations on the condensed consolidated balance sheets.

NOTE 7 – STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company has granted restricted stock awards, stock options and restricted stock units to employees, directors and non-employees under its 2012 Stock Incentive Plan. As of December 31, 2017, the 2012 Plan has 1.0 million shares reserved for issuance and a total of 0.3 million shares available to be issued.

A summary of the Company’s activity for restricted stock awards is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	2,631	$3.80	0.49	$5
Granted	—	—	—	—
Exercised	(2,631)	(3.80)	(0.49)	(5)
Released	—	—	—	—
Vested	—	—	—	—
Forfeited, cancelled or expired	—	—	—	—
Outstanding at December 31, 2017	—	$—	—	$—
Expected to vest at December 31, 2017	—	$—	—	$—

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

A summary of the Company’s activity for restricted stock units is presented below:

	Number of Units	Weighted Avg Grant Date Fair Value per Unit	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	33,334	$2.25	0.50	$69
Granted	120,000	1.88	10	248
Exercised	(33,334)	(2.25)	(0.50)	(69)
Released	—	—	—	—
Vested	—	—	—	—
Forfeited, cancelled or expired	—	—	—	—
Outstanding at December 31, 2017	120,000	$1.88	10	$248
Expected to vest at December 31, 2017	120,000	$—	—	$—

A summary of the Company’s activity for stock options is presented below:

	Number of Options	Weighted Avg Grant Date Fair Value per Option	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	215,000	$1.67	9.04	$—
Granted	50,000	2.08	—	—
Forfeited, cancelled or expired	(35,000)	—	—	—
Outstanding at December 31, 2017	230,000	$1.71	8.68	$84
Options Vested	80,625	$1.69	8.61	31
Options Non-Vested	149,375	$1.71	8.72	$53
Options Exercisable	80,625	$1.69	8.61	31

The following table summarizes the Company’s stock-based compensation included in the condensed consolidated statements of operations for the three and six months ended December 31, 2017 and December 31, 2016:

	Three Months Ended December 31,		Six Months Ended December 31,
	(in thousands)		(in thousands)
	2017	2016	2017	2016
Sales and marketing	$5	$10	$9	$20
General and administrative	35	46	93	131
Total stock-based compensation	$40	$56	$102	$151

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

In October 2012, the Company executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and ten-year Treasury interest rates, and therefore has been categorized as Level 2. This

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

derivative is not designated as a hedging instrument and has been recorded at fair value on the condensed consolidated balance sheets. Changes in the fair value of this instrument have been recognized in the condensed consolidated statements of operations in other expense. The maturity date of the swap is May 31, 2022. At June 30, 2017 and December 31, 2017, the interest rate swap balance was $0.01 million and $0.03 million, respectively for both the fair value and the Level 2 value. The balance for the interest rate swap is included in other current assets on the condensed consolidated balance sheets.

NOTE 9 – INCOME TAXES

For the six months ended December 31, 2017, the Company recorded income tax expense of $0.001 million and had an effective tax rate of less than 1%. The Company has net operating loss (“NOL”) carryforwards available to offset fiscal year 2018 taxable income. The utilization of the NOL carryforwards may be subject to substantial annual limitations due to ownership change provisions under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of NOL’s before they can be utilized by the Company.

The Company's effective tax rate is a function of:

•

A rate benefit attributable to the fact that the LLC operates as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the earnings are not subject to corporate level taxes.

•	Operating losses for the periods or utilization of net operating loss carryforwards.
•

Recording a full valuation allowance against net deferred tax assets as the Company has determined that it is more likely than not that the future tax benefits would not be realized. The Company did not record a deferred tax asset during the three and six months ended December 31, 2017.

There were no unrecognized tax benefits at December 31, 2017 and the Company did not incur any income tax related interest expense or penalties related to uncertain tax positions.

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

The following tables reflect net sales, cost of sales and gross profit by segment for continuing operations for each of the three and six months ended December 31, 2017 and 2016, respectively:

	Three Months Ended December 31,
	(in thousands)
	Wholesale		Direct to Consumer		Total
	2017	2016	2017	2016	2017	2016
Net Sales	$3,898	$3,951	$1,803	$1,786	$5,701	$5,737
Cost of Sales	3,174	3,064	684	636	3,858	3,700
Gross Profit	$724	$887	$1,119	$1,150	$1,843	$2,037
Gross Profit %	18.6%	22.4%	62.1%	64.4%	32.3%	35.5%

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	(in thousands)
	Wholesale		Direct to Consumer		Total
	2017	2016	2017	2016	2017	2016
Net Sales	$8,676	$8,461	$3,215	$3,161	$11,891	$11,622
Cost of Sales	6,804	6,603	1,199	1,153	8,003	7,756
Gross Profit	$1,872	$1,858	$2,016	$2,008	$3,888	$3,866
Gross Profit %	21.6%	22.0%	62.7%	63.5%	32.7%	33.3%

Significant Customer Information:

The following table sets forth concentrations of wholesale sales and accounts receivable as a percent of each total:

	Percentage of Wholesale Sales				Percentage of Total Accounts Receivable
	Three Months Ended		Six Months Ended
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016
Customer A	33%	28%	32%	22%	43%	35%
Customer B	9%	26%	15%	31%	11%	8%
Customer C	7%	9%	7%	8%	3%	10%

International sales were $0.2 million and $0.3 million for the three and six months ended December 31, 2017, respectively, compared to $0.2 million and $0.5 million for the three and six month periods ended December 31, 2016.

NOTE 11 – SUBSEQUENT EVENTS

The Company was out of compliance with the minimum EBITDA covenant on its revolving line of credit for the quarter ended December 31, 2017, but received a waiver in February 2018 for that period from the Company’s lender. If the Company was unable to obtain the necessary waivers and the debt was accelerated, it would have a material adverse effect on the financial condition and future operating performance, and the Company would be required to limit activities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, regarding strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to the Company and management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. The Company’s actual results may differ materially from the results discussed in or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, a reduction in the supply of grapes and bulk wine available to the Company; significant competition; any change in the Company’s relationships with retailers which could harm the Company’s business; the Company may not achieve or maintain profitability in the future; the loss of key employees; a reduction in the Company’s access to, or an increase in the cost of, the third-party services the Company uses to produce its wine; credit facility restrictions on the Company’s current and future operations; and failure to protect, or infringement of, trademarks and proprietary rights; these factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. Risks that may affect the Company’s operating results include, but are not limited to, those discussed in the “Risk Factors” section of its Annual Report on Form 10-K for fiscal year 2017 filed with the SEC on October 13, 2017. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal year 2017 and in other documents that the Company files from time to time with the SEC.

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

Quantities or results referred to as “to date” or “as of this date” mean as of or to December 31, 2017, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year. For example, “FY17” and “fiscal year 2017” each refer to the fiscal year ended June 30, 2017. This Quarterly Report on Form 10-Q references certain trademarks and registered trademarks which may be trademarks or registered trademarks of their respective owners.

The Company produces and sells premium, super-premium, and ultra-premium wines made generally from grapes purchased from California-based growers. In addition, the Company purchases semi-finished bulk wine under contract and opportunistically on the spot market. On a more limited basis, the Company also purchases finished goods from both foreign and domestic producers. The Company is headquartered in Sonoma County, California with a tasting room in the Dry Creek Valley. The Company owns its tasting rooms and winery in the Dry Creek Valley and leases space for wine production within a custom crush facility located in Santa Rosa, California. The wines include Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Petite Sirah, Merlot, and Cabernet Sauvignon and are sold across a number of price points through two distinct distribution channels: three-tier and direct to consumer. The business model is a combination of direct to consumer sales, traditional three-tier brand sales and retail exclusive brand sales. The Company owns, designs and develops its brands, including those developed and sold on a retailer exclusive basis. The Company’s brands are differentiated and marketed through innovative packaging and label designs.

Wines in the three-tier channel are sold to distributors with programs available to the broad market or to specific retailers on an exclusive basis. The traditional three-tier distribution business consists of sales of VML, Healdsburg Ranches, Colby Red, Bradford Mountain, and Dearly Beloved branded wines. Through the retail exclusive brand model, the Company works with retail partners to develop innovative brands which are intended to resonate with their customers and are intended to increase store traffic and expand exclusive brand sales. The retail exclusive model allows the Company to own the brands it creates, which the Company believes differentiates it from the traditional private label model, and allows it the option of expanding the brands into national and international markets, thereby increasing sales and building the brand equity.  The direct to consumer channel consists of sales of products produced by the Company through its tasting rooms, wine clubs and its winery websites.

In October 2017, the Company executed an Endorsement Agreement with Weight Watchers International, Inc. (“WW”) to jointly produce the first premium low-calorie range of wines under the brand Cense (www.censewines.com). The first Cense wine, a New Zealand Sauvignon Blanc, was launched in late October 2017 through the Company’s direct to consumer business and in an exclusive arrangement with a major national retailer. The second Cense wine, a California Rosé, was launched in late January 2018 through the same channels. Weight Watchers is promoting the Cense wines with various forms of public relations and media outreach, their eCRM platform and its website.

On October 8, 2017, and for several days thereafter, significant wildfires broke out in Napa, Sonoma, and surrounding counties in Northern California. Certain of the Company’s inventory, primarily juice pressed from grapes picked during the 2017 harvest and maintained at outside production and storage facilities, may be subject to smoke taint and spoilage. The amount of spoilage, if any, cannot be reasonably estimated at this time. However, the Company is working with its insurance carrier and believes that any loss of inventory related to the fires is substantially covered under the Company’s insurance policies. No spoilage has been detected to date, but during the barrel aging process, there is a possibility some smoke taint of the wine may develop.

The October 2017 Northern California wildfires also negatively impacted the Company’s direct to consumer business as its tasting rooms were closed for several days during the fires and experienced a significant drop in customers and sales of the Company’s higher margin flagship brands throughout the remainder of the quarter ended December 31, 2017. The impact of the fires was partially offset by increased online promotions and sales of discounted labels.

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

•

Marketing to key international markets. During FY14, the Company completed an agreement with the Trialto Wine Group, LTD, based in Vancouver, Canada, creating a national partnership to distribute the Truett-Hurst family of brands throughout Canada. The Company also continues to review selective brand development and distribution opportunities in other international markets.

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

RESULTS OF OPERATIONS

Factors Affecting Operating Results

Net sales are affected by advertising, discounts and promotions, merchandising, packaging and in the wholesale segment, the availability of display space at retailers, all of which have a significant impact on consumers’ buying decisions. Continued growth of net sales and profits is expected to depend, substantially, on the continued popularity of the Company’s new and existing brands, its ability to effectively manage sales channels, and its ability to maintain sufficient product supply to meet expected growth in demand.

Cost of sales for the wholesale and direct to consumer segments includes wine-related inputs, such as grapes and semi-finished bulk wine, bottling materials, such as bottles, capsules, corks and labeling materials, labor and overhead expenses including inbound and outbound freight, storage and barrel depreciation.

Comparison of the Three and Six Months Ended December 31, 2017 and 2016

The following table compares the Company’s financial results by reporting segment:

	Three Months Ended December 31,
	(dollars in thousands)
	Wholesale		Direct to Consumer		Total
	2017	2016	2017	2016	2017	2016
Net Sales	$3,898	$3,951	$1,803	$1,786	$5,701	$5,737
Cost of Sales	3,174	3,064	684	636	3,858	3,700
Gross Profit	$724	$887	$1,119	$1,150	$1,843	$2,037
Gross Profit %	18.6%	22.4%	62.1%	64.4%	32.3%	35.5%

	Six Months Ended December 31,
	(dollars in thousands)
	Wholesale		Direct to Consumer		Total
	2017	2016	2017	2016	2017	2016
Net Sales	$8,676	$8,461	$3,215	$3,161	$11,891	$11,622
Cost of Sales	6,804	6,603	1,199	1,153	8,003	7,756
Gross Profit	$1,872	$1,858	$2,016	$2,008	$3,888	$3,866
Gross Profit %	21.6%	22.0%	62.7%	63.5%	32.7%	33.3%

For the three months ended December 31, 2017, net sales decreased $0.03 million or 1% and consolidated gross profit margin decreased from 35.5% to 32.3%, compared to the same period during the prior year. The decrease in gross profit during the quarter ended December 31, 2017 was primarily due to an increase in cost of sales which is attributable to inventory reserves recorded for the quarter, and an increase in depletion allowances which contributed to lower net sales. For the six months ended December 31, 2017, net sales increased $0.3 million or 2%; however, consolidated gross profit decreased slightly from 33.3% to 32.7% compared to the same period during the prior year as a result of inventory reserves.

Net sales for the six months ended December 31, 2017 increased over the prior year despite the falloff from a significant customer that is undergoing a change in its inventory procurement process. Volumes related to this customer declined 46% from the prior year period. But for this decline, the Company’s net sales would have increased by 13% instead of the reported 2%. In FY18 Q3, the Company received orders from this customer totaling approximately 15,000 cases, which helped to ameliorate the Q1 and Q2 declines.

Wholesale net sales decreased 1% for the three months ended December 31, 2017 due to the increase in depletion allowances for the quarter. In contrast, wholesale net sales for the six months ended December 31, 2017 increased by 3% due to higher sales in the broadmarket and sales to one large retailer during the first quarter.

Direct to consumer net sales increased 1% for the three months ended December 31, 2017, and 2% for the six months ended December 31, 2017. Despite the slight net sales increases, the October 2017 Northern California wildfires negatively impacted the Company’s direct to consumer business as its tasting rooms were closed for several days during the fires and experienced a significant drop in customers and sales of the Company’s higher margin flagship brands throughout the remainder of the quarter ended December 31, 2017. The gross profit percentages decreased as a result of a change in the mix between discounted online sales and higher margin tasting room sales. The Company continues its efforts to grow the channel through wine club and tasting room sales, as well as special offers presented via email and online to wine club members and others.

International sales were $0.2 million and $0.3 million for the three and six months ended December 31, 2017, respectively, compared to $0.2 million and $0.5 million for the same periods in FY17.

Sales discounts and depletion allowances are recorded as a reduction of sales at the time of sale. For the three and six months ended December 31, 2017, sales discounts and depletion allowances totaled $1.4 million and $2.3 million, respectively, compared to $1.3 million and $2.2 million, respectively, for the same periods in FY17.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, advertising and other costs for marketing and promoting the Company’s products. Advertising costs are expensed as incurred and were $0.3 million and $0.2 million for the three and six months ended December 31, 2017, respectively, compared to $0.1 million and $0.2 million for the same periods in FY17.

Sales and marketing expenses consist of the following:

	Three Months Ended December 31,				Six Months Ended December 31,
	(dollars in thousands)				(dollars in thousands)
	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Sales and marketing	$1,479	$1,380	$99	7.2%	$2,933	$2,604	$329	12.6%

Percentage of net sales	25.9%	24.1%	1.8%		24.7%	22.4%	2.3%

Sales and marketing expenses increased by 7.2% and 12.6% for the three and six months ended December 31, 2017, respectively, compared to the same periods last fiscal year. The increase was largely due to the hiring of additional sales personnel, adverting and promotions along with selling expenses.

The amounts billed to customers for shipping and handling are recorded as sales and reported as the costs are incurred for shipping and handling as a sales and marketing expense. For the three and six months ended December 31, 2017 and December 31, 2016 shipping costs were $0.2 million and $0.4 million, respectively, compared to $0.3 million and $0.5 million for the same periods in FY17.

General and Administrative

General and administrative expenses include the costs associated with personnel, professional fees, insurance and other expenses related to administrative and compliance functions. General and administrative expenses consist of the following:

	Three Months Ended December 31,				Six Months Ended December 31,
	(dollars in thousands)				(dollars in thousands)
	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
General and administrative	$953	$706	$247	35.0%	$1,743	$1,518	$225	14.8%

Percentage of net sales	16.7%	12.3%	4.4%		14.7%	13.1%	1.6%

General and administrative expense for the three and six months ended December 31, 2017 increased compared to the same periods in fiscal year 2017 both in terms of absolute dollars and measured as a percentage of net sales. The increase was primarily due to increases in outside services.

Interest Expense

Interest and loan fee amortization was $0.2 million for six months ended December 31, 2017 and December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company’s primary sources of available cash are from operations, bank borrowings and equity offerings. The Company’s primary cash needs are to fund working capital requirements (primarily inventory), capital expenditures for barrels and other equipment to facilitate production, repay indebtedness (interest and principal payments) and for other operating expenses. The Company is currently able to borrow against working capital assets (accounts receivable and inventory) by utilizing an asset based bank loan.

	December 31, 2017	June 30, 2017	Increase (Decrease)	% Change
	(dollars in thousands)
Working capital	$11,006	$13,002	$(1,996)	-15.4%
Cash and cash equivalents	$261	$783	$(522)	(66.7)%

The Company had approximately $1.7 million of availability under its revolving credit facility as of December 31, 2017, compared to $3.0 million as of June 30, 2017. During the second quarter of fiscal year 2018, the Company’s average borrowings outstanding under its revolving credit facility were $7.9 million compared to average borrowings of $5.5 million in the prior year.

The weighted average interest rate on the line of credit was 3.59% and 2.85% for the three months ended December 31, 2017 and December 31, 2016, respectively. The weighted average interest rate on the line of credit was 3.56% and 2.80% for the six months ended December 31, 2017 and December 31, 2016, respectively.

On August 17, 2017, the Company renewed its revolving line of credit with Bank of the West. The Company chose not to request a new equipment purchase line of credit note from the lender. In addition, the Company chose not to extend the maturity date of the foreign exchange note. The credit facility, which matures on July 31, 2018, consists of a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above LIBOR. In the prior fiscal year, the credit facilities also included (a) a capital equipment line with a maximum commitment of $0.5 million which carries an interest rate of 2.25% above floating one-month LIBOR, and (b) a foreign exchange facility with a maximum commitment of $0.1 million which allows the Company’s  bank to enter into any spot or forward transaction to purchase or sell a foreign currency. The Company did not use the foreign exchange facility during the six months ended December 31, 2017 and December 30, 2016.

The outstanding balances on the Company’s lines of credit are:

	December 31, 2017	June 30, 2017
Lines of Credit	(in thousands)
Revolving line of credit	$8,275	$6,963
Equipment line of credit	—	327
Total lines of credit	$8,275	$7,290

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

When the line of credit was renewed on August 17, 2017, the previous debt service coverage ratio (measured quarterly on a trailing 12-month basis) was replaced with a minimum quarterly EBITDA covenant. The Company was out of compliance with the minimum EBITDA covenant on its revolving line of credit for the quarter ended December 31, 2017 and September 30, 2017, but received waivers in February 2018 and October 2017, respectively, for those periods from the Company’s lender. If the Company was unable to obtain the necessary waivers and the debt was accelerated, it would have a material adverse effect on the financial condition and future operating performance, and the Company would be required to limit activities. The Company was in compliance with all other covenants at December 31, 2017.

In July 2016, the previous minimum EBITDA covenant was replaced with a minimum debt service coverage ratio (measured quarterly on a trailing 12-month basis). The Company was out of compliance with the debt service coverage ratio for the quarters ended June 30, 2017, March 31, 2017, and December 31, 2016, but received waivers for those periods from the Company’s lender. The Company was in compliance with all other covenants during those prior year periods.

In July 2017, the capital equipment line of credit from FY16 matured and converted to a $0.3 million term loan with a 36-month amortization schedule and a 4.25% interest rate. In July 2016, the capital equipment line of credit from FY15 was converted to a $0.3 million term loan with a 48-month amortization schedule and a 3.95% interest rate.

The Company believes that its cash position, net cash provided by operating activities in coming periods, and the current lines of credit will be adequate to finance working capital and operations needs for at least the next twelve months. The Company may, however, require additional liquidity as it continues to execute its business strategy. In addition, if the Company faces unanticipated cash needs, its existing cash and cash equivalents and available borrowings may be insufficient, if, for example, the Company is unable to comply with covenants contained in the Bank’s line of credit agreement and the Bank does not agree to waive noncompliance with such covenants.  The Company cannot assure that its business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient enough to enable the Company to repay its indebtedness when due or to fund other liquidity needs. The Company anticipates that to the extent that it requires additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings, or a combination of these potential sources of liquidity, although no assurance can be given that such forms of capital will be available at all, or if available, on terms acceptable to the Company.

Cash Flows

	Six Months Ended
	December 31,
	(in thousands)		Increase
	2017	2016	(Decrease)
Net cash provided by operating activities	$11	$1,712	$(1,701)
Net cash (used in) investing activities	$(1,546)	$(384)	$(1,162)
Net cash provided by (used in) financing activities	$1,013	$(5,345)	$6,358

Operating Activities

For the six months ended December 31, 2017, net cash provided by operating activities was $0.01 million which was a decrease of $1.7 million compared to the same period last fiscal year. The changes in cash flows provided by operating activities are attributable to higher inventory and accounts receivable investment levels partially offset by increased accounts payable and accrued expenses.

Investing Activities

For the six months ended December 31, 2017, cash used in investing activities increased by $1.2 million compared to the same period of last fiscal year. This is a result of an increase in acquisition of property and equipment.

Financing Activities

Financing activities, which consisted entirely of net new borrowings from bank financing of $1.0 million for the six months ended December 31, 2017, an increase of $6.3 million over the same period of the prior year. During the six months ended December 31, 2016, the Company paid down its line of credit in the amount of $5.4 million.

Contractual Obligations and Commitments

Financing Agreements

The Company’s indebtedness is comprised primarily of bank loans including lines of credit and long term debt.

Lines of Credit

See discussion under “Liquidity and Capital Resources” above.

Long Term Debt

Long term debt consists of various notes payable to a bank secured by specific property and/or equipment. The total outstanding principal balance on all the notes as of December 31, 2017 was $3.0 million. The interest rates and maturity dates of the notes are described in Note 5 - “Borrowings” of the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Capital Lease

In June 2017, the Company entered into a $0.07 million, 72-month capital lease related to wine production equipment. The future lease commitments are approximately $0.015 million per year for fiscal years 2018 through 2023.

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

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2018	$1,390	$—	$1,390
2019	2,552	—	2,552
2020	1,927	—	1,927
2021	50	—	50
2022	51	—	51
Total	$5,970	$—	$5,970

At December 31, 2017, total future purchase commitments for finished goods total approximately $5.0 million and are expected to be fulfilled during fiscal years 2018 through 2020.

Production & Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2017 harvest. The current bottling contract requires a minimum of 120,000 cases at $2.85 per case to be bottled in a one year period. The monthly average percentage of the Company’s bulk wine stored at a related-party storage facility was 64% and 51% for the three and six months ended December 31, 2017, respectively.

On October 8, 2017, and for several days thereafter, significant wildfires broke out in Napa, Sonoma, and surrounding counties in Northern California. Certain of the Company’s inventory, primarily juice pressed from grapes picked during the 2017 harvest and maintained at outside production and storage facilities, may have been subject to smoke taint and spoilage. The amount of spoilage, if any, cannot be reasonably estimated at this time. However, the Company is working with its insurance carrier and believes that any loss of inventory related to the fires is substantially covered under the Company’s insurance policies. No spoilage has been detected to date, but during the barrel aging process, there is a possibility some smoke taint of the wine may develop. Additionally, there may be future negative impacts on the Company’s outside production and operating arrangements, including bottling and warehousing of case goods.

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

Lease payments for these facilities were $0.1 million and $0.02 million for three and six months ended December 31, 2017, respectively, compared to $0.09 million and $0.2 million for the same periods in fiscal year 2017.

Future lease commitments are:

Years ending June 30,
(in thousands)
2018 (remaining six months)	$91
2019	90
2020	31
Total future rent payments	$212

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

Changes to Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In January 2016, Mendocino Wine Group (“MWG”) filed a complaint against Phillip Hurst and the LLC alleging breach of fiduciary duty, interference with contract, and interference with economic advantage. On November 10, 2016, the Sonoma County Superior Court granted MWG’s Motion to Consolidate the Hurst/LLC case with a second complaint MWG filed against a law firm for legal malpractice and breach of fiduciary duty. On November 20, 2017, the Sonoma County Superior Court granted Phillip Hurst and the LLC’s Motion for Summary Judgment to dismiss the breach of fiduciary duty claim. MWG has dismissed the other two causes of action. The plaintiff, MWG, has until February 2018 to appeal the Court’s decision.

The results for the six months ended December 31, 2016 include payments totaling $1.0 million and a net gain of $0.8 million related to the settlement of certain litigation and termination of a leased facility.

ITEM 1A. RISK FACTORS

There have been no material changes in information regarding our risk factors as described in Item 1A of our Form 10-K as filed with the SEC on October 13, 2017, except that we have updated the risk factor concerning restrictive covenants included within the terms of the Company’s current bank loans and added a risk factor concerning the Company’s ability to repay indebtedness, as set forth below:

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

The Company’s ability to comply with the covenants and other terms of its bank loans will depend on future operating performance and, in addition, may be affected by events beyond the Company’s control, and the Company may not meet them. If the Company fails to comply with such covenants and terms, it would be required to obtain waivers from its lenders or agree with the lenders to an amendment of the facility's terms to maintain compliance under such facility. The Company was out of compliance with EBITDA-based covenants on its revolving line of credit for the last five fiscal quarters, including the second fiscal quarter ended December 31, 2017. If the Company is unable to obtain any necessary waivers and the debt is accelerated, it would have a material adverse effect on the financial condition and future operating performance, and the Company may be required to limit activities.

Our business and financial condition would be adversely affected if we are unable to generate sufficient cash flow to fund our operations or repay maturing debt or obtain alternative financing on commercially reasonably terms.

We generally do not intend to reserve funds to retire existing debt upon maturity, which includes $10.0 million line of credit maturing on July 31, 2018.  We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to repay our indebtedness when due or to fund other liquidity needs.  If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity.  If we cannot repay or otherwise service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital and operating expenditures. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. Our line of credit restricts our ability to sell assets and use the proceeds from such sales.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 14th day of February, 2018.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	February 14, 2018
Phillip L. Hurst
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Evan B. Meyer	February 14, 2018
Evan B. Meyer
Chief Financial Officer
(Principal Financial/Accounting Officer)