Form 10-K/A
period 2017-06-30
Truett-Hurst, Inc.
filed 2018-04-17
CIK 1564709

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Not Applicable.

 The number of shares outstanding with respect to each of the classes of our common stock, as of March 15, 2018, is set forth below:

Class	Number of shares outstanding
Class A common stock, par value $0.001 per share	4,496,383
Class B common stock, par value $0.001 per share	6

Documents incorporated by reference: See “Explanatory Note.”

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Truett-Hurst, Inc. (the “Company”) for the fiscal year ended June 30, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2017 (the “Original Filing”). We are filing this Amendment (i) to amend Part III of the Original Filing to include information previously omitted in reliance upon General Instruction G(3) to Form 10-K and (ii) to file the Company’s current Amended and Restated Certificate of Incorporation, and to make corresponding updates to the Exhibit Index. In accordance with the Rule 12-b-15 of the Exchange Act, we are also including as exhibits the current certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to October 13, 2017. In this Amendment, unless the context indicates otherwise, the terms “company,” “we,” “us,” and “our” refer to Truett-Hurst, Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

TRUETT-HURST, INC. AND SUBSIDIARY

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers The following persons are our current directors and executive officers and hold the positions set forth below:

Name	Age	Principal Position	Director Since
Marcus Benedetti (1)(2)	42	Director	2014
Daniel A. Carroll (1)(3)	57	Director	2012
Paul E. Dolan, III	67	Director	2012
Barrie Graham (2)(3)	69	Director	2012
Spencer Grimes (3)	51	Director	2017
Gerry Hansen (1)(2)	63	Director	2018
Philip L. Hurst	54	President, Chief Executive Officer and Director	2013
Jason Strobbe	46	Executive Vice President - Sales	n/a

(1) Audit Committee member
(2) Compensation Committee member
(3) Nominating and Governance Committee member

Marcus Benedetti. Marcus Benedetti is President and Chief Executive Officer of Clover Stornetta Farms Inc. (“Clover”). Clover is a leading manufacturer and distributor of milk and dairy products in California, Nevada and Arizona, known for sustainable agricultural practices and non-GMO, non-RBST products. Mr. Benedetti joined Clover in 2000 and was named CEO and a Board Member in 2006. Mr. Benedetti serves as a Board member of the Association of Independent Dairies of America, the Dairy Institute of California, and as an honorary advisory Board member for the UC Davis Agriculture Sustainability Institute, Community Foundation of Sonoma County and Social Advocates for Youth. Mr. Benedetti holds a Business of Administration degree from the University of Alaska. The Nominating and Governance Committee selected Mr. Benedetti to serve on our Board due to his wealth of knowledge and experience developing, producing and selling consumer products to retailers in the western United States.

Daniel A. Carroll. Dan Carroll served as a partner/managing director of TPG Capital L.P. from 1995 to present. He has served on the Board of Shenzhen Development Bank (China) (2005-2010), Myer Department Stores, Ltd (Australia) (2006-2009), Bank Thai, Ltd (Thailand) (2007-2009) and Healthscope Australia (2010-2011). Mr. Carroll received a Bachelor of Arts from Harvard University in 1982 and a Master of Business Administration from Stanford University Graduate School of Business in 1986. Mr. Carroll has served as a managing member of H.D.D. LLC (“LLC”) and a Director of Truett-Hurst, Inc. since 2012. The Nominating and Governance Committee and the Board selected Mr. Carroll to serve on our Board due to his extensive experience in executive management oversight, private equity, capital markets and transactional matters.

Paul E. Dolan, III. Paul E. Dolan, III has been involved in the wine business since 1975 and is considered the founding father of organics and biodynamic in the California wine industry. Mr. Paul Dolan started his winemaking career with what was then a small winery in Mendocino, Fetzer Vineyards, in 1977 and then helped the Fetzer family grow to one of the premier California wineries, selling over three million cases. Mr. Paul Dolan managed the company as President for the new owners, the Brown-Forman Corporation, from 1992 to 2002. He has served as Chairman of the Wine Institute (1990-2012) and became the first Chairman of the Sustainable Winegrowers Alliance (2002-2003). Mr. Dolan holds a Bachelor of Arts in Finance from the University of Santa Clara and a Master of Science in Enology from the University of California-Fresno. Mr. Paul Dolan is also author of True to Your Roots: Fermenting a Business Revolution. Mr. Paul Dolan has served as a managing member of the LLC since 2010 and a Director of Truett-Hurst, Inc. since 2012. The Nominating and Governance Committee and the Board selected Mr. Paul Dolan to serve on our Board due to his extensive knowledge of our business, which he gained as one of our founders, as well as his experience in building wine companies and leadership in developing and promoting sustainable farming techniques.

Barrie Graham. Barrie Graham has over 25 years of experience in commercial and investment banking. Mr. Graham served as Chief Operating Officer of WR Hambrecht & Co. (2011-2013); President, Chief Executive Officer and Director of Exchange Bank (1995-2008), and as a Senior Manager at Wells Fargo (1985-1995). Mr. Graham is a former Director and past-Chairman of the Pacific Coast Banking School at the University of Washington-Seattle (1998-2011, Chairman 2009-2010), a former Director of the California Bankers Association (2004-2008), a former President and Chief Executive Officer of hybridCore Homes (2009-2011). Mr. Graham is Chairman of the Marines Memorial Association in San Francisco, a Director of Empire Law School (2004-Present) and serves on numerous other non-profits. Mr. Graham is a former Marine Infantry Officer and has served as a managing member of the LLC since 2011 and a Director of Truett-Hurst, Inc. since 2012. The Nominating and Governance Committee and the Board selected Mr. Graham to serve on our Board due to his experience in executive management oversight, accounting and financial transactions.

Spencer Grimes. Spencer Grimes is Managing Partner of Twinleaf Management LLC, a Connecticut-based investment advisor (“Twinleaf”). Twinleaf constructs and manages client portfolios with an exclusive focus on undervalued small capitalization equities. Twinleaf currently owns approximately 9.68% of the Company’s shares of Class A common stock. See “Security Ownership of Certain Beneficial Owners and Management” below. Prior to founding Twinleaf in 2011, Mr. Grimes was a private equity investor at BG Media Partners and Sequence LLC. From 1996 to 2000, he was an equity research analyst at Citigroup Smith Barney. Early in his career, he held sales and marketing positions at Viacom, Inc., a global entertainment company. Mr. Grimes is also currently an adjunct professor at The New School in New York, teaching a graduate level finance course. He holds a Bachelor of Arts from the University of Virginia and a Masters of Business Administration from Emory University in Atlanta. The Nominating and Governance Committee and the Board selected Mr. Grimes to serve on the board to due his experience in executive management oversight and finance. He is a board director at The Meet Group, Inc. (Nasdaq: MEET).

Gerry Hansen. Gerry Hansen has served as an Executive Coach and Consultant since 2008 with Hansen Coaching and Consulting. Previously, Ms. Hansen served in various roles at Charles Schwab & Co, Inc. and Charles Schwab Europe from 1994-2000, including Senior Vice President, in which she had responsibility for a variety of financial, accounting and operating functions.  Ms. Hansen is the Audit Committee chairwoman and the Audit Committee’s financial expert. The Nominating and Governance Committee and the Board selected Ms. Hansen to serve on our Board due to her financial, accounting and executive management oversight experience.

Phillip L. Hurst. Phillip L. Hurst began his career in the wine industry in 1985 at Fetzer Vineyards when he was hired by Paul Dolan to help make premium wines and build the brand. Fetzer Vineyards was sold to the Brown-Forman Corporation in 1992, and Mr. Hurst left in 1998 to run International Sales and Marketing for Golden State Vintners, Inc. which needed to bolster the senior management team for the launch of its initial public offering. During his time at Golden State Vintners, Inc. (1998-1999), Mr. Hurst met his future partners in what was to become one of the world’s largest private label beer, wine and spirits companies, Winery Exchange Inc. As co-founder and Senior Vice President of Sales and Marketing from 1999 to 2007, he helped grow the company to over $100 million in sales in less than 10 years. Mr. Hurst sold his stake in the company to partner with his longtime friend and mentor, Paul Dolan, to follow their dream of buying and building super-premium wineries and vineyards in California’s premier appellations. Mr. Hurst has a winemaking degree from University of California-Davis. Mr. Hurst has served as President, Chief Executive Officer and a managing member of the LLC since 2007 and as President, Chief Executive Officer and Director of Truett-Hurst, Inc. since 2012. The Nominating and Governance Committee and the Board selected Mr. Hurst to serve on our Board due to his extensive knowledge of our operations, competitive challenges and opportunities gained through his position as our President and Chief Executive Officer as well as his extensive experience and education in winemaking.

Jason Strobbe. Jason Strobbe has served as Executive Vice President of Sales of Truett-Hurst, Inc. since 2016. Prior to joining Truett-Hurst, Inc., Mr. Strobbe served as a Vice President of Sales at Shearer’s Snacks LLC from 2012 to 2016. Prior to Shearer’s Snacks LLC, Mr. Strobbe was at United States Bakery from 2006 to 2011, Vice President for Sara Lee from 2002 to 2006, and for Pepsico as Zone Vice President for Frito Lay from 1998 to 2002.

Committees and Meetings of the Board of Directors

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and Nominating and Governance Committee, which have the composition and responsibilities described below. Each committee operates under a charter that has been approved by the Board of Directors and current copies of these charters are posted on our website, https://www.truetthurstinc.com/corporate-governance. The information on our website is not incorporated by reference and is not part of this Form 10-K/A.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of Marcus Benedetti, Daniel A. Carroll and Gerry Hansen. All are non-employee members of our Board of Directors. Ms. Hansen is our Audit Committee chairwoman. Ms. Hansen is considered an “audit committee financial expert,” as currently defined under the SEC and NASDAQ rules. Our Board of Directors has determined that Mr. Benedetti, Mr. Carroll and Ms. Hansen are independent within the meaning of the applicable SEC rules and the listing standards of NASDAQ.

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

Audit Committee Report

The Audit Committee has reviewed and discussed the audited consolidated financial statements with management of the Company and with the Company’s independent registered public accounting firm, BPM LLP.

The Audit Committee has discussed with BPM LLP those matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1., AU section 380), as adopted by the Public Company Accounting Oversight Board (the “PCAOB”) in Rule 3200T.

The Audit Committee has received the written disclosures and the letter from BPM LLP required by the applicable requirements of the PCAOB regarding the communications of BPM LLP with the Audit Committee concerning the accountant’s independence, and has discussed with BPM LLP its independence from the Company and its management.

Based on the review and discussions referred to above, the Audit Committee recommended to our Board that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended June 30, 2017.

Compensation Committee

Our Compensation Committee is composed of Marcus Benedetti, Barrie Graham and Gerry Hansen. Mr. Graham is our Compensation Committee chairman.

Our Compensation Committee reviews and recommends policies relating to the compensation and benefits of our officers. The Compensation Committee reviews and approves corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and makes recommendations to the Board regarding compensation of these officers based on such evaluations. The Compensation Committee will administer the issuance of stock options and other awards under our stock plans. The Compensation Committee reviews and evaluates, at least annually, its own performance. The Compensation Committee operates under a written charter adopted by the Board that satisfies the applicable standards of NASDAQ.

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

None of our executive officers currently serves or in the past year has served as a member of the Board or Compensation Committee of any other entity that has one or more executive officers serving on our Board. Historically, the following managing members of the LLC participated in deliberations regarding the compensation of the LLC’s executive officers: Phillip L. Hurst, Paul E. Dolan, III, Heath E. Dolan, Barrie Graham and Daniel A. Carroll.

Nominating and Governance Committee

Our Nominating and Governance Committee is composed of Daniel A. Carroll, Barrie Graham and Spencer Grimes, and Mr. Carroll is our Nominating and Governance Committee chairman. Our Nominating and Governance Committee is responsible for making recommendations regarding candidates for directorships and the size and the composition of our Board. In addition, the Nominating and Governance Committee is responsible for overseeing our corporate governance principles and making recommendations concerning governance matters. The Nominating and Governance Committee operates under a written charter adopted by the Board that satisfies the applicable standards of NASDAQ.

The Nominating and Governance Committee’s purpose is to monitor and oversee matters of corporate governance, including the evaluation of the Board’ performance and processes and the “independence” of directors, and select, evaluate and recommend to the Board qualified candidates for election or appointment to the Board. The Nominating and Governance Committee identifies director candidates through recommendations made by members of the Board, management, stockholders and others, including the possibility of a search firm. The Nominating and Governance Committee does consider nominations from its stockholders made pursuant to Section 2.10 of our bylaws. The applicable procedures from Section 2.10 of our bylaws include, but are not limited to, the following. Stockholders wishing to submit nomination recommendations to the Nominating and Governance Committee should review Section 2.10 of our bylaws in their entirety as the below summary is incomplete.

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

At a minimum, a Board nominee should have significant management or leadership experience which is relevant to the Company’s business, as well as personal and professional integrity. The Board believes it is in the best interest of the Company and its stockholders to identify and select highly-qualified candidates to serve as directors and for the Board to be comprised of a diverse group of individuals with different backgrounds and perspectives. Recommendations are developed based on the nominee’s own knowledge and experience in a variety of fields, and research conducted by the Company’s staff at the Nominating and Governance Committee’s direction.

Board Meetings and Attendance

There were seven meetings held by the Board of Directors for the fiscal year ended June 30, 2017. The Audit Committee had five meetings, the Compensation Committee had one meeting and the Nominating & Governance Committee did not meet for the fiscal year ended June 30, 2017. The Board of Directors requires that directors make a reasonable effort to attend the Company’s annual stockholder meeting.

Board Role in Risk Oversight

Our Board as a whole has responsibility for overseeing our risk management. The Board exercises this oversight responsibility directly and through its committees. The oversight responsibility of the Board and its committees is informed by reports from our management team that are designed to provide visibility to the Board about the identification and assessment of key risks and our risk mitigation strategies. The full Board has primary responsibility for evaluating strategic and operational risk management, and succession planning. Our Audit Committee has the responsibility for overseeing our major financial and accounting risk exposures and the steps our management has taken to monitor and control these exposures, including policies and procedures for assessing and managing risk. Our Audit Committee also reviews programs for promoting and monitoring compliance with legal and regulatory requirements. Our Compensation Committee evaluates risks arising from our compensation policies and practices. The Audit Committee and the Compensation Committee provide reports to the full Board regarding these and other matters.

Stockholder Communications with the Board of Directors

Stockholders may send communications to our Board, including any individual director or the directors as a group, by mailing such communications to Truett-Hurst, Inc., P.O. Box 1532, Healdsburg, California 95448, and Attention: Corporate Secretary. Such correspondence shall be addressed to the Board or any individual director by either name or title.

All communications received as set forth in the preceding paragraph will be opened by our Acting Corporate Secretary for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service, or patently offensive material will be forwarded promptly to the addressee. In the case of communications to our Board or any individual director, our Corporate Secretary will make sufficient copies of the contents to send to each director to which the envelope is addressed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including the Chief Executive Officer and Chief Financial Officer. These individuals are required to abide by the Code of Business Conduct and Ethics to ensure that its business is conducted in a consistently legal and ethical manner. Our Code of Business Conduct and Ethics covers all areas of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of its business. Any waivers of the Code of Business Conduct and Ethics for directors or executive officers must be approved by the Board. The full text of our Code of Business Conduct and Ethics is published on our website at https://www.truetthurstinc.com/corporate-governance. A hardcopy can be requested via mail to our P.O. Box, attention: Corporate Matters, and will be mailed without charge. P.O. Box 1532, Healdsburg, CA 95448.

We intend to disclose future amendments to, or waivers from, provisions of its Code of Business Conduct and Ethics on our website within four business days following the date of such amendment or waiver.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than ten percent (10%) of our common stock, who are hereinafter collectively referred to as the Reporting Persons, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership of our common stock on Forms 3, 4 and 5. Reporting Persons are required by applicable SEC rules to furnish us with copies of all such forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. To our knowledge, based solely on our review of the copies of the Forms 3, 4 and 5 received by us during the fiscal year ended June 30, 2017 and written representations that no other reports were required, we believe that all reports required to be filed by such persons with respect to the Company’s fiscal year ended June 30, 2017, were timely filed, except that Paul J. Weber, Barrie Graham, Marcus Benedetti and John D. Fruth failed to file a Form 4.

ITEM 11. EXECUTIVE COMPENSATION

Our executive compensation program is straightforward. We provide our executives with an annual base salary as a fixed, stable form of compensation and an annual cash bonus opportunity to create additional performance incentives for our executives. We also from time to time grant our executives equity-based awards to provide an additional incentive to grow our business and further link the interests of our executives with those of our stockholders. Our Compensation Committee reviews our executive officers’ overall compensation packages on an annual basis or more frequently as it deems warranted.

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” (as such term is defined under applicable securities laws). These rules require that we disclose the compensation for our principal executive officer and our two most highly compensated executive officers other than our principal executive officer. In certain cases, disclosure may also be required for individuals who served as executive officers for a portion of the fiscal year but were not serving as executive officers at the end of the year.

The table below sets forth the annual compensation for services rendered during 2016 and 2017 by Phillip L. Hurst, our President and Chief Executive Officer, Evan B. Meyer, our Chief Financial Officer, and Paul Forgue, our former Chief Financial Officer and Chief Operations Officer. These individuals are referred to as our “named executive officers.”

Summary Compensation Table - Fiscal 2016-2017

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(3)	Total ($)
Phillip L. Hurst	2017	322,351	-	-	-	-	10,800	333,151
President and Chief Executive Officer	2016	273,601	50,000	-	-	-	10,800	334,401

Evan B. Meyer(4)	2017	182,983	-	-	80,500	-	31,600	295,083
Chief Financial Officer

Paul Forgue(5)	2017	115,817	-	-	-	-	8,500	124,317
Former Chief Financial Officer and Chief Operations Officer	2016	275,003	50,000	-	100,000	-	-	425,003

(1)	The amounts reported in the “Bonus” column represent cash bonuses awarded to our executives for the applicable fiscal year under our executive bonus plan described below.
(2)	The amounts reported in these columns represent the aggregate grant date fair value of stock and option awards granted to the named executive officers in the applicable fiscal year. These values have been determined under the principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of equity-based awards contained in Note 10, Stock-Based Compensation, to our consolidated financial statements for the year ended June 30, 2017 included in our Annual Report on Form 10-K, filed with the SEC on October 13, 2017 (or, for awards granted prior to fiscal 2017, the corresponding note to our consolidated financial statements for the applicable fiscal year).
(3)	The amounts reported in the “All Other Compensation” column for 2017 include, for Mr. Hurst, an automobile allowance of $900 a month and, for Mr. Meyer, $31,600 in housing costs paid by the Company.
(4)	Mr. Meyer commenced employment with the Company effective October 26, 2016. His employment with the Company terminated, effective March 30, 2018.
(5)	Mr. Forgue terminated employment with the Company on October 3, 2016. The amount in the “Salary” column includes $23,978 for the payment of his accrued paid time off, and the amount in the “All Other Compensation” column includes $8,500 for consulting services he provided to the Company in fiscal 2017 following the termination of his employment.

Outstanding Equity Awards as of June 30, 2017

The following table provides information regarding outstanding stock options held by each of our named executive officers as of June 30, 2017, including the vesting dates for the portions of these awards that had not vested as of that date. Our named executive officers did not hold any outstanding equity awards other than options as of that date.

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Phillip L. Hurst	-	-	-		-	-

Evan B. Meyer	10/26/2016	17,500	52,500	(1)	1.64	10/26/2026

Paul Forgue(2)	-	-	-		-	-

(1)	This option was 25% vested on the grant date and vests as to the remaining 75% of the option in four annual installments, with the first installment vesting on October 26, 2017.
(2)	Mr. Forgue terminated employment with the Company on October 3, 2016.

Executive Employment and Severance Agreements

We entered into an offer letter with Mr. Meyer in September 2016 that provided for him to receive an initial base salary of $275,000 and an annual bonus of 20% of the bonus pool established each year under our executive bonus plan described below. The letter also provided for Mr. Meyer to receive a grant of 70,000 stock options upon joining the Company. If a majority interest in the Company was sold and Mr. Meyer’s employment was terminated due to the sale within the first 18 months of his employment with the Company, he would be entitled to severance equal to 12 months of his initial base salary.

Executive Bonus Plan

We provide our named executive officers the opportunity to receive a cash incentive bonus each fiscal year under our executive bonus plan. Under the plan, a bonus pool equal to 50% of our net income for the fiscal year (up to a maximum pool amount of $500,000) is established, and each participant in the plan is entitled to receive a specified percentage of the pool, subject to the participant’s continued employment with the Company in good standing through the bonus payment date. For fiscal 2017, Mr. Hurst was eligible to receive a 25% share of this bonus pool, and Mr. Meyer was eligible to receive a 20% share of this bonus pool pursuant to his offer letter described above. The Company determined that no bonuses would be awarded under the plan for fiscal 2017 as the Company did not have positive net income for the year.

Equity Incentive Plan

From time to time, the Company grants equity incentive awards to our named executive officers and other selected employees. Such awards are granted under, and is subject to, the terms of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan is administered by the Compensation Committee of our Board of Directors. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the 2012 Plan (including making appropriate adjustments to reflect stock splits and similar events). Employees, directors and consultants of the Company and its subsidiaries and affiliates are eligible for award grants under the 2012 Plan. Awards of stock options, stock appreciation rights, restricted stock, restricted stock units and other awards may be granted under the plan.

Awards granted under the 2012 Plan are generally only transferable to a beneficiary of a named executive officer upon his death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value..

Under the terms of the 2012 Plan, if there is a change in control of the Company, outstanding awards granted under the plan (including awards held by our named executive officers) will generally terminate unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation of the outstanding awards. The Compensation Committee has discretion to provide for outstanding awards to become vested in connection with the change in control transaction.

In October 2016, we granted Mr. Meyer an option under the 2012 Plan with respect to 70,000 shares of our common stock in connection with his commencing employment as our Chief Financial Officer. The option has a per-share exercise price of $1.64, has a maximum term of 10 years (subject to early termination in connection with a termination of Mr. Meyer’s employment of a change in control of the Company), and vested 25% upon grant and, as to the remaining 75% of the option, vests in four annual installments as measured from the grant date.

We did not grant any other stock options or equity awards to any of the named executive officers during fiscal 2017. In July 2017, we granted Mr. Meyer 50,000 options with an exercise price of $2.08 per share and a maximum term of 10 years (subject to early termination in connection with a termination of Mr. Meyer’s employment of a change in control of the Company). The option was 25% vested upon grant, and the remaining 75% vests in three annual installments thereafter. In October 2017, we granted Mr. Meyer an award of 10,000 restricted stock units that vests in four annual installments and an award of 50,000 restricted stock units that vests if a change in control of the Company occurs during Mr. Meyer’s employment with the Company. Each unit represents the right to receive a share of the Company’s common stock upon vesting of the unit.

Other Benefits

The named executive officers are entitled to participate in the Company’s health and welfare plans on the same terms as other employees generally. We also do not provide any material perquisites to our executives, other than a car allowance of $900 per month to Mr. Hurst and certain housing benefits as we deem appropriate from time to time.

We also provide all full-time employees, including our named executive officers, with the opportunity to participate in a defined contribution 401(k) plan. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer a percentage of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. Our 401(k) plan also has a “catch-up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer amounts over the statutory limit that applies to all other employees. Currently, we make matching contributions of 25% of an employee’s deferrals up to 4% of the employee’s eligible compensation under the plan.

Separation Agreement

As noted above, Mr. Meyer’s employment with the Company terminated effective March 30, 2018. In connection with his termination, the Company and Mr. Meyer entered into a separation agreement that provides for him to receive a cash severance payment of $144,500, to be paid in two monthly installments, and payment of his COBRA premiums for continuation of health benefits for up to six months. In addition, Mr. Meyer’s outstanding equity-based awards granted by the Company that were unvested on the date of his termination became fully vested and, in the case of options, exercisable. The separation agreement also includes Mr. Meyer’s release of claims and certain other covenants in favor of the Company.

DIRECTOR COMPENSATION

Under our current director compensation program, we provide compensation to our directors who are not employed by us or any of our subsidiaries (referred to herein as “non-employee directors”) as follows:

Annual Retainer	$15,000
Quarterly Meeting Fee	$2,500 per meeting
Audit Committee Chair Retainer	$10,000
Compensation Committee Chair Retainer	$5,000
Nominating and Governance Committee Chair Retainer	$5,000

These retainers and fees are paid to the non-employee directors solely in the form of restricted stock units that generally vest over a one-year period following the date of grant. The non-employee director awards are typically granted in or around December each year. Non-employee directors may also be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors.

Under our director compensation program in effect for fiscal 2017, retainer and meeting fees for Messrs. Benedetti, Fruth, Graham, and Weber were granted in the form of restricted stock units in April 2017, with the applicable dollar amounts being converted to shares based on the closing price of our common stock on the grant date. Each of these awards vested on December 24, 2017. The other non-employee directors declined to receive any award grants for fiscal 2017.

Directors who also serve as employees receive no additional compensation for their service as directors. During the fiscal year ended June 30, 2017, Mr. Hurst, our President and Chief Executive Officer, was our employee as well as a member of the Board of Directors and thus received no additional compensation for service as a director. See the section titled “Executive Compensation” above for more information about Mr. Hurst’s compensation for the fiscal year ended June 30, 2017.

The following table sets forth the total compensation paid to our non-employee directors for their service on our board of directors during 2017:

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Marcus Benedetti	-	10,000	-	-	10,000
Daniel A. Carroll	-	-	-	-	-
Heath A. Dolan(3)	-	-	-	-	-
Paul Dolan III	-	-	-	-	-
John D. Fruth(4)	-	20,000	-	-	20,000
Barrie Graham	-	22,500	-	-	22,500
Spencer Grimes	-	-	-	-	-
Paul J. Weber(5)	-	22,500	-	-	22,500

(1)	The amounts reported in these columns represent the aggregate grant date fair value of stock and option awards granted to the non-employee directors in fiscal 2017. These values have been determined under the principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of equity-based awards contained in Note 10, Stock-Based Compensation, to our consolidated financial statements for the year ended June 30, 2017 included in our Annual Report on Form 10-K, filed with the SEC on October 13, 2017.

(2)	As of June 30, 2017, our non-employee directors held outstanding and unvested restricted stock unit awards with respect to the following number of shares: Mr. Benedetti, 7,077, Mr. Carroll, 0, Mr. H. Dolan, 0, Mr. P. Dolan, 0, Mr. Fruth, 8,889, Mr. Graham, 10,000, Mr. Grimes, 0, and Mr. Weber, 10,000. None of our non-employee directors held outstanding stock options on that date.

(3)	Mr. Heath Dolan resigned as a member of the Board of Directors effective May 19, 2017.

(4)	Mr. Fruth resigned as a member of the Board of Directors effective May 19, 2017.

(5)	Mr. Weber resigned as a member of the Board of Directors effective April 15, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Class A and Class B common stock as of March 15, 2018 (i) by each person who is known by us to beneficially own more than 5% of the outstanding shares of our Class A common stock, (ii) by each of our directors, (iii) by each of our named executive officers, and (iv) by all directors and executive officers as a group.

The table is based upon information supplied by directors, officers and principal stockholders. Applicable percentage ownership for each stockholder is based on 4,496,383 shares of Class A common stock and 6 shares of Class B Common Stock, outstanding as of March 15, 2018, together with applicable vested restricted stock units for such stockholders. Beneficial ownership is determined in accordance with the SEC rules and generally includes voting or investment power with respect to securities, subject to community property laws where applicable. Shares of common stock subject to restricted stock awards are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not treated as outstanding for computing the percentage ownership of any other person.

Name and Address	Class A Common Stock	Class B Common Stock(14)	Class A Percentage of Shares Beneficially Owned	Class B Percentage of Shares Beneficially Owned
Bard Associates(1)	457,844	-	10.18%	-

North Star Investment Management Corporation(2)	885,034	-	19.68%	-

Twinleaf Management, LLC(3)	408,106	-	9.08%	-

Directors and Officers

Marcus Benedetti(4)	14,972	-	*	-

Daniel A. Carroll(5)	38,700	1	*	17%

Paul E. Dolan, III(6)	4,600	1	*	17%

Paul Forgue (7)	300	-	*	-

Barrie Graham(8)	66,789	1	1.49%	17%

Spencer Grimes(9)	444,184	-	9.88%	-

Gerry Hansen	0	-	*	-

Phillip L. Hurst(10)	440	1	*	17%

Evan Meyer(11)	180,000	-	4.0%	-

Jason Strobbe(12)	17,500	-	*	-

Paul J. Weber(13)	23,554	-	*	-

All directors and executive officers as a group (11 persons)	791,039	4	17.59%	66.67%

*	less than 1%.

(1)	The address of Bard Associates, Inc. is 135 S. LaSalle St., Suite 3700, Chicago IL, 60603. Comprises of 1,794 shares of Class A common stock in which Bard Associates, Inc. has the sole power to vote or to direct the vote and 457,844 shares of Class A common stock in which Bard Associates has the sole power to dispose or to direct the disposition of, based solely on a Schedule 13G filed on February 13, 2018 for December 31, 2017.

(2)	The address of North Star Investment Management Corporation (“North Star”) is 20 N. Wacker Drive, Suite 1416, Chicago, Illinois 60606. Based solely on a Schedule 13D/A filed on January 8, 2018 for December 31, 2017, the total shares of Class A common stock comprised of 885,034 shares in which North Star has the sole power to vote or to direct the vote and 885,034 shares in which North Star has the sole power to dispose or to direct the disposition thereof. As of December 31, 2017, the following persons were known to the North Star to have the right to receive dividends from, or the proceeds from the sale of more than 5% of the Class A common stock of the Company: North Star Micro Cap Fund and North Star 10 10 Fund L.P.

(3)	The address of Twinleaf is 131 Brookwood Lane, New Canaan, CT 06840. The shares are allocated across nine (9) discretionary client accounts. Such clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such securities. No such client contains an interest relating to more than five percent (5%) of the class of securities. Mr. Spencer Grimes, as the Managing Member of Twinleaf, may be deemed to beneficially own the 408,106 shares of Class A common stock allocated across the discretionary accounts.

(4)	Mr. Benedetti also holds 12,136 restricted stock options which will fully vest on December 12, 2018.

(5)	The shares of Class A common stock and Class B common stock, and voting power thereof, are owned by the Carroll-Obremeskey Family Trust u/a/d 15 April 1996, a revocable trust established by Mr. Carroll and Ms. Obremskey. Mr. Carroll and Mrs. Obremskey are joint trustees of the Trust and each person has the power to vote and dispose of any and all securities held by the Trust. Both Mr. Carroll and Mrs. Obremskey disclaims beneficial ownership of the shares and options owned by the other. Does not include 806,596 LLC units, which have the right to exchange for shares of our Class A common stock on a one-for-one basis.

(6)	The shares of Class A common stock and Class B common stock, and voting power thereof, are owned by the Dolan 2005 Family Trust u/a/d 24 August 2005 and amended 28 September 2012, a revocable trust established by Mr. Paul Dolan and Mrs. Dolan. Mr. Paul Dolan and Mrs. Dolan are joint trustees of the Trust and each person has the power to vote and dispose of any and all securities held by the Trust. Both Mr. Paul Dolan and Mrs. Dolan disclaims beneficial ownership of the shares and options owned by the other. Does not include 774,128 LLC units, which have the right to exchange for shares of our Class A common stock on a one-for-one basis.

(7)	Mr. Forgue terminated employment with the Company on October 3, 2016.

(8)	Does not include 168,168 LLC units, which have the right to exchange for shares of our Class A common stock on a one-for-one basis.

(9)	Mr. Spencer Grimes, as the Managing Member of Twinleaf, may be deemed to beneficially own the 408,106 shares of Class A common stock allocated across Twinleaf’s nine discretionary client accounts.

(10)	The shares of Class A common stock and Class B common stock, and voting power thereof, are owned by the Hurst Family Trust u/a/d 1 August 2004, a revocable trust established by Mr. Hurst and Mrs. Hurst, husband and wife. Mr. Hurst and Mrs. Hurst are joint trustees of the Trust and each person has the power to vote and dispose of any and all securities held by the Trust. Both Mr. Hurst and Mrs. Hurst disclaims beneficial ownership of the share by the other. Does not include 819,114 LLC units, which have the right to exchange for shares of our Class A common stock on a one-for-one basis.

(11)	Consists of stock options to purchase 120,000 shares of Class A common stock and 60,000 restricted stock awards all of which became fully-vested on April 6, 2018 (pursuant to the terms of Mr. Meyer’s separation agreement). Mr. Meyer’s employment with the Company terminated on March 30, 2018.

(12)	Consists of stock options to purchase 70,000 shares of Class A common stock 17,500 of which are fully vested and issuable upon exercise. The remaining 52,500 shares will vest by May 9, 2020. Mr. Strobbe also holds 60,000 restricted stock awards, 10,000 of which will be fully vested by May 9, 2020. Mr. Strobbe also holds 60,000 restricted stock awards, 10,000 will be fully vested by October 30, 2021. The additional 50,000 restricted units fully vest subject to Change in Control manifesting by 10/17/2018.

(13)	Mr. Weber also holds 16,990 restricted stock options which will be fully vested by December 12, 2018 unvested restricted stock awards and 23,554 shares of Class A common stock. The 23,554 shares of Class A common stock, and voting power thereof, are owned by the Weber Revocable Trust, a revocable trust established by Mr. Paul Weber and Ms. Alicia Weber. Mr. Paul Weber and Ms. Alicia Weber are joint trustees of the Trust and each person has the power to vote and dispose of any and all securities held by the Trust. Both Mr. Paul Weber and Ms. Alicia Weber disclaims beneficial ownership of the shares and options owned by the other. Mr. Weber resigned as a director of the Company effective as of April 15, 2018.

(14)	Each holder of Class B common stock shall be entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each LLC Unit held by such holder.

Equity Compensation Plan Information

We currently maintain the 2012 Stock Incentive Plan (the “2012 Plan”), which has been approved by our stockholders. The following table sets forth information with respect to the 2012 as of June 30, 2017.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plans Approved by Shareholders	250,966	(1)	$1.67	481,486	(2)
Plan Not Approved by Shareholders	-		-	-
Totals	250,966		$1.67	481,486

(1)	215,000 of these shares were subject to stock options then outstanding under the 2012 Plan, and 35,966 of these shares were to subject to restricted stock unit awards outstanding under the 2012 Plan. The weighted-average exercise price presented in column (b) of the table above does not take restricted stock unit awards into account.

(2)	All of these shares were available for issuance under the 2012 Plan. The shares available under the 2012 Plan may be used for any type of award authorized under the 2012 Plan, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other awards payable in shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures Regarding Related Party Transactions

Our Board reviews related party transactions for potential conflict of interest issues. Our Board has adopted a written related party transaction policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness or employment by us or a related person.

Grape and Bulk Wine Agreements

We enter into grape and bulk wine purchase agreements from time to time with entities in which our executives and/or founders have financial interests. We have entered into such arrangements with:

•	Ghianda Rose Vineyard, which is owned by Diana Fetzer, wife of Paul E. Dolan, III, a member of our Board.

•	Gobbi Street Vineyards, which is partly owned by Diana Fetzer and Paul E. Dolan, III’s daughter, Nya Kusakabe.

•	Dark Horse Farming Company, which is owned by Paul E. Dolan, III (75%), and Heath E. Dolan (25%).

•	Premium Wine Storage, which is owned by Paul E. Dolan, III (33%) and Heath E. Dolan (33%).

We believe these arrangements reflect substantially the same market terms we would receive in transactions with unaffiliated third parties. However, if we fail to receive market terms for these transactions or other similar transactions in the future, our profits could be reduced.

During the fiscal year 2017, payments of $64K and $188K to Dark Horse Farming Company and Premium Wine Storage, respectively were made.

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

Director Independence

Our common stock is listed on The NASDAQ Capital Market. As required under the listing standards of NASDAQ, a majority of the members of the Board must qualify as “independent” as affirmatively determined by the Board. Our Board has affirmatively determined that the following four directors are independent within the meaning of the applicable NASDAQ listing standards: Messrs. Benedetti, Carroll, Graham and Weber.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BPM LLP served as our independent accountant for the fiscal years ended June 30, 2017 and 2016. The following table sets forth the aggregate amount of various professional fees billed by our principal accountants (in thousands):

	Years Ended June 30,
	2017	2016
Audit fees(1)	$281	$281
Audit-related fees(1)	-	-
Total audit and audit-related fees	$281	$281

(1)	All audit and audit-related fees are approved by the Audit Committee of the Board of Directors.

Audit Fees. Audit fees consist of aggregate fees for professional services in connection with the audit of our annual financial statements, quarterly reviews of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings. All audit fees are approved by the Board.

Audit-Related Fees. Audit-related fees consist of aggregate fees for assurance and related services related to the audit or review of our financial statements that are not reported under “Audit Fees” above.

Tax Fees. Tax fees, which were not incurred, would include fees for professional services for tax compliance, tax advice and tax planning, primarily, fees related to tax preparation services.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

Pre-Approval Policies and Procedures

Our Audit Committee has established procedures for pre-approval of audit and non-audit services as set forth in the Audit Committee Charter. The Audit Committee considers whether the audit and audit-related fee provisions disclosed above are compatible with maintaining BPM LLP’s independence and has so determined that the services provided by BPM LLP are compatible with maintaining BPM LLP’s’s independence. The Audit Committee pre-approved audit services provided to us by BPM LLP in fiscal year 2017.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Truett-Hurst, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on April 16, 2018.

TRUETT-HURST, INC.

By:	/s/ Phillip L. Hurst
Phillip L. Hurst
Chief Executive Officer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip L Hurst
Phillip L Hurst	President and Chief Executive Officer (Principal Executive Officer) and Director	April 16, 2018

/s/ Karen Weaver
Karen Weaver	Vice President, Corporate Controller (Principal Financial Officer and Principal Accounting Officer)	April 16, 2018

/s/ Marcus Benedetti		April 16, 2018
Marcus Benedetti	Director

/s/ Daniel A Carroll
Daniel A Carroll	Director	April 16, 2018

/s/ Paul E Dolan III
Paul E Dolan III	Director & Secretary	April 16, 2018

Gerry Hansen	Director

Barrie Graham	Director

/s/ Spencer Grimes
Spencer Grimes	Director	April 16, 2018

