Form 10-Q
period 2018-03-31
Truett-Hurst, Inc.
filed 2018-05-15
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

TRUETT-HURST, INC. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2018 (Unaudited)	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$292	$783
Accounts receivable	3,331	1,932
Inventories, net	20,762	20,609
Bulk wine deposits	94	—
Other current assets	443	505
Total current assets	24,922	23,829
Property and equipment, net	6,598	5,426
Intangible assets, net	506	506
Other assets, net	176	277
Total assets	$32,202	$30,038
Liabilities and Equity
Current liabilities:
Lines of credit	$9,028	$7,290
Accounts payable	3,272	1,994
Accrued expenses	1,192	546
Depletion allowance and accrual for sales returns	440	495
Current maturities of long term debt and capital lease obligation	573	502
Total current liabilities	14,505	10,827
Long term debt and capital lease obligation, net of current maturities	2,874	3,065
Total liabilities	17,379	13,892
Commitments and contingencies (Note 6)
Equity:
Shareholders’ equity:
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized, none issued and outstanding at March 31, 2018 and June 30, 2017	—	—
Class A common stock, par value of $0.001 per share, 15,000,000 authorized, 4,496,383 issued and outstanding at March 31, 2018 and 4,426,789 issued and outstanding at June 30, 2017	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized, 6 and 7 issued and outstanding at March 31, 2018 and June 30, 2017, respectively	—	—
Additional paid-in capital	16,485	16,082
Accumulated deficit	(6,644)	(5,651)
Total Truett-Hurst, Inc. shareholders' equity	9,845	10,435
Noncontrolling interest	4,978	5,711
Total equity	14,823	16,146
Total liabilities and equity	$32,202	$30,038

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Sales	$6,670	$5,427	$18,954	$17,487
Less excise tax	(147)	(87)	(540)	(525)
Net sales	6,523	5,340	18,414	16,962
Cost of sales	4,215	3,318	12,219	11,074
Gross profit	2,308	2,022	6,195	5,888
Operating expenses:
Sales and marketing	1,534	1,236	4,467	3,843
General and administrative	1,352	641	3,095	2,156
Loss (gain) on disposal of assets	5	4	(14)	47
Total operating expenses	2,891	1,881	7,548	6,046
Net income (loss) from operations	(583)	141	(1,353)	(158)
Other income (expense):
Interest expense, net	(116)	(71)	(337)	(248)
Gain on fair value of interest rate swap	35	28	61	85
Other (expense) income	(19)	(42)	(28)	860
Total other (expense) income, net	(100)	(85)	(304)	697
Net income (loss) before income taxes	(683)	56	(1,657)	539
Income tax expense	—	(1)	(1)	(2)
Net income (loss) attributable to Truett-Hurst, Inc. and H.D.D. LLC	(683)	55	(1,658)	537
Net income (loss) attributable to noncontrolling interest: H.D.D. LLC	(274)	22	(665)	234
Net income (loss) attributable to Truett-Hurst, Inc.	$(409)	$33	$(993)	$303
Net income (loss) per share:
Basic per share	$(0.09)	$0.01	$(0.22)	$0.07
Diluted per share	$(0.09)	$0.00	$(0.22)	$0.04
Weighted average shares used in computing net income (loss) per share:
Basic weighted average shares	4,460,417	4,365,122	4,464,933	4,323,487
Diluted weighted average shares	4,460,417	7,459,702	4,464,933	7,572,351

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(1,658)	$537
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	758	623
Reserve for assets to be abandoned	—	141
Stock-based compensation	334	96
Executive termination benefits	132	—
Gain on fair value of interest rate swap	(61)	(140)
(Gain) loss on disposal of assets	(14)	47
Changes in operating assets and liabilities, net
Accounts receivable	(1,399)	693
Inventories	(153)	582
Bulk wine deposits	(94)	(297)
Other current assets	123	(37)
Accounts payable	1,278	1,546
Accrued expenses	513	(834)
Depletion allowance and accrual for sales returns	(55)	(44)
Net cash provided by (used in) operating activities	(296)	2,913
Cash flows from investing activities:
Acquisition of property and equipment	(1,823)	(473)
Acquisition of intangible and other assets	(13)	(31)
Proceeds from sale of assets	23	5
Net cash used in investing activities	(1,813)	(499)
Cash flows from financing activities:
Net proceeds from (payments on) lines of credit	1,738	(6,000)
Proceeds from long term debt	327	388
Payments on long term debt and capital lease obligation	(447)	(430)
Net cash provided by (used in) financing activities	1,618	(6,042)
Net change in cash and cash equivalents	(491)	(3,628)
Cash and cash equivalents at beginning of period	783	4,043
Cash and cash equivalents at end of period	$292	$415
Supplemental disclosure of cash flow information:
Cash paid for interest	$325	$245
Cash paid for income taxes	$1	$2

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

Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2018, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

In the nine months ended March 31, 2018, the Company adopted these Accounting Standard Updates (ASUs):

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606). The guidance in this update, along with amendments issued in 2015 and 2016, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update, as amended, will be effective to reporting periods beginning after December 15, 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective basis”). The Company is in the process of evaluating its revenue arrangements and the anticipated effect. Our assessment will be complete by the fourth quarter of fiscal 2018.

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

NOTE 2 – INVENTORIES

Inventories comprise:

	March 31, 2018	June 30, 2017
	(in thousands)
Grapes and bulk wine	$6,496	$5,933
Bottled wine	14,270	14,495
Bottling materials and other	222	268
	20,988	20,696
Less: inventory reserves	(226)	(87)
Total inventories, net	$20,762	$20,609

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment comprise:

	March 31, 2018	June 30, 2017
	(in thousands)
Land and land improvements	$3,260	$3,260
Building and improvements	1,848	1,420
Machinery and equipment	3,639	2,189
Vineyard development	554	554
Vineyard equipment	53	88
Furniture and fixtures	265	293
Leasehold improvements	28	79
Vehicles	119	113
	9,766	7,996
Less: accumulated depreciation and amortization	(3,168)	(2,570)
Total property and equipment, net	$6,598	$5,426

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

In the prior year, the Company recorded a reserve for assets that were abandoned when the Company vacated the Russian River Valley tasting room based on a litigation settlement. See Litigation section of Note 6.

Total depreciation and amortization expense for the three and nine months ended March 31, 2018 was $0.3 million and $0.8 million, respectively, compared to $0.2 million and $0.6 million for the same periods in FY17.

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable comprises:

	March 31, 2018	June 30, 2017
	(in thousands)
Grapes	$1,508	$583
Other production related	960	940
Barrels	54	—
Administrative	750	471
Total accounts payable	$3,272	$1,994

Accounts payable as of March 31, 2018 reflect the seasonality associated with the 2017 harvest, specifically, grape procurement, barrel purchases, acquisition of new winery equipment for the leased space within the custom crush facility, and increased production activities.

Administrative accounts payable includes a termination liability of $0.3 million associated with the separation agreement with the Company’s former Chief Financial Officer, Evan B. Meyer. See Note 11 Subsequent Events for further details.

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

On August 17, 2017, the Company completed the renewal process of its revolving line of credit with Bank of the West. The Company chose not to request a new equipment purchase line of credit note from the lender. In addition, the Company chose not to extend the maturity date of the foreign exchange note. The credit facility, which matures on July 31, 2018, consists of a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the London Interbank Offered Rate (“LIBOR”). The Company is working on financing options, which may include raising additional equity, and will have a decision during the fourth quarter of fiscal year 2018. In the fiscal year 2016, the credit facility also included (a) a capital equipment line with a maximum commitment of $0.5 million which carried an interest rate of 2.25% above floating One-Month LIBOR, and (b) a foreign exchange facility with a maximum commitment of $0.1 million which allowed the Company’s bank to enter into any spot or forward transaction to purchase or sell a foreign currency. The Company did not use the foreign exchange facility during the nine months ended March 31, 2018.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

The credit facility is secured by a pledge of substantially all of the Company’s assets and is supported by guaranties from certain LLC members with significant ownership positions. The bank borrowings contain usual and customary covenants, including, among others, limitations on incurrence of senior indebtedness, the making of loans and advances, investments, acquisitions, and capital expenditures, the incurrence of liens, and the consummation of mergers and asset sales. The credit facility maintains the minimum current assets to current liabilities ratio covenant (measured quarterly) and the maximum debt to effective tangible net worth ratio covenant (measured quarterly). When the line of credit was renewed on August 17, 2017, the previous debt service coverage ratio (measured quarterly on a trailing 12-month basis) was replaced with a minimum quarterly EBITDA covenant. The Company was out of compliance with the minimum EBITDA covenant on its revolving line of credit for the quarters ended September 30, 2017, December 31, 2017, and March 31, 2018, but received waivers in October 2017, February 2018 and May 2018, respectively, for those periods from the Company’s lender. If the Company was unable to obtain the necessary waivers and the debt was accelerated, it would have a material adverse effect on the financial condition and future operating performance, and the Company would be required to limit activities. The Company was in compliance with all other covenants at March 31, 2018.

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

Long Term Debt and Capital Lease

Long term debt and capital lease comprises:

		March 31, 2018	June 30, 2017
		(in thousands except payment information)
Long term debt:
Note 1	(1)	$2,615	$2,716
Note 2	(2)	—	45
Note 3	(3)	92	158
Note 4	(4)	175	270
Note 5	(5)	233	304
Note 6	(6)	267	—
Capital lease	(7)	65	74
Total notes payable and capital lease		3,447	3,567
Less: current maturities		(573)	(502)
Total long term debt and capital lease		$2,874	$3,065

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.
(2)

Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures November 1, 2018, at 3.75% interest. This note was paid in full on January 15, 2018.

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

Future principal and interest payments for the long term debt and capital lease as of March 31, 2018 are as follows:

Years ending June 30,
(in thousands)
2018 (remaining three months)	$142
2019	554
2020	374
2021	176
2022	2,189
Thereafter	12
3,447
Add: estimated interest payments	435
Total	$3,882

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

Lease payments for these facilities were $0.1 million and $0.3 million for the three and nine months ended March 31, 2018, respectively, compared to $0.1 million and $0.2 million for the same periods in FY17.

Future lease commitments are:

Years ending June 30,
(in thousands)
2018 (remaining three months)	$57
2019	90
2020	31
Total future rent payments	$178

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Supply Contracts The Company enters into short and long term contracts with third-parties and related party growers to supply a portion of its future grape and bulk wine inventory requirements. The grape commitments for the fiscal year 2018 were received in the first and second quarters of fiscal year 2018. Future minimum grape and bulk wine inventory purchase commitments are as follows:

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2018	$1,269	$—	$1,269
2019	4,242	—	4,242
2020	2,767	—	2,767
2021	50	—	50
2022	51	—	51
Total	$8,379	$—	$8,379

At March 31, 2018, total future purchase commitments for finished goods were approximately $4.4 million and are expected to be fulfilled during fiscal years 2018 through 2020.

Production & Storage The Company enters into various contracts with third-party service providers for grape crushing, wine storage and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2017 harvest. The current bottling contract requires a minimum of 120,000 cases at $2.85 per case to be bottled in a one year period. The monthly average percentage of the Company’s bulk wine stored at a related-party storage facility was 41% and 49% for the three and nine months ended March 31, 2018, respectively, and 43% and 70% for the three and nine months ended March 31, 2017, respectively.

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

In January 2016, Mendocino Wine Group (“MWG”) filed a complaint against Phillip Hurst and the LLC alleging breach of fiduciary duty, interference with contract, and interference with economic advantage. On November 10, 2016, the Sonoma County Superior Court granted MWG’s Motion to Consolidate the Hurst/LLC case with a second complaint MWG filed against a law firm for legal malpractice and breach of fiduciary duty. On November 20, 2017, the Sonoma County Superior Court granted Phillip Hurst and the LLC’s Motion for Summary Judgment to dismiss the breach of fiduciary duty claim. MWG has dismissed the other two causes of action. The plaintiff, MWG, had until February 2018 to appeal the Court’s decision. This matter is now closed and a final disbursement from the trust account related to the settlement was received in April 2018 in the amount of $10,000.

The results for the nine months ended March 31, 2017 include payments totaling $1.0 million and a net gain of $0.8 million related to the settlement of certain litigation and termination of a leased facility.

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

Indemnification

From time to time the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third-parties. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded at March 31, 2018 and June 30, 2017 for these obligations on the condensed consolidated balance sheets.

NOTE 7 – STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company has granted restricted stock awards, stock options and restricted stock units to employees, directors and non-employees under its 2012 Stock Incentive Plan. As of March 31, 2018, the 2012 Plan has 1.0 million shares reserved for issuance and a total of 0.2 million shares available to be issued.

A summary of the Company’s activity for restricted stock awards is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	2,631	$3.80	0.49	$5
Granted	—	—	—	—
Exercised	(2,631)	(3.80)	(0.49)	(5)
Released	—	—	—	—
Vested	—	—	—	—
Forfeited, cancelled or expired	—	—	—	—
Outstanding at March 31, 2018	—	$—	—	$—
Expected to vest at March 31, 2018	—	$—	—	$—

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

A summary of the Company’s activity for restricted stock units is presented below:

	Number of Units	Weighted Avg Grant Date Fair Value per Unit	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	33,334	$2.25	0.50	$69
Granted	172,184	1.86	9.65	315
Exercised	—	—	—	—
Released	—	—	—	—
Vested	(33,334)	(2.25)	(9.1)	(61)
Forfeited, cancelled or expired	—	—	—	—
Outstanding at March 31, 2018	172,184	$1.86	9.65	$315
Expected to vest at March 31, 2018	172,184	$—	—	$—

A summary of the Company’s activity for stock options is presented below:

	Number of Options	Weighted Avg Grant Date Fair Value per Option	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	215,000	$1.67	9.04	$—
Granted	50,000	2.08	—	—
Forfeited, cancelled or expired	(35,000)	(2.03)	—	—
Outstanding at March 31, 2018	230,000	$1.71	8.43	$29
Options Vested	80,625	$1.69	8.37	11
Options Non-Vested	149,375	$1.71	8.47	$19
Options Exercisable	80,625	$1.69	8.37	11

The following table summarizes the Company’s stock-based compensation included in the condensed consolidated statements of operations for the three and nine months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,		Nine months Ended March 31,
	(in thousands)		(in thousands)
	2018	2017	2018	2017
Sales and marketing	$6	$8	$15	$25
General and administrative	226	(59)	319	71
Total stock-based compensation	$232	$(51)	$334	$96

On March 30, 2018, Evan B. Meyer, the Company’s former Chief Financial Officer, terminated employment with the Company. In connection with his termination, the Company and Mr. Meyer entered into a separation agreement providing that outstanding equity-based awards granted by the Company that were unvested on the date of his termination became fully vested and, in the case of options, exercisable. Stock compensation expense of $0.2 million was accrued for associated with the acceleration of 120,000 (of which 43,125 shares were previously vested) stock options and 60,000 restricted stock units based on the market rate at the date of termination of $1.84. The acceleration of the vesting of these shares is not reflected in the activity of the table for restricted stock units as the acceleration was dependent on Mr. Meyer’s acceptance of the separation agreement which occurred in April of 2018.

The separation agreement also provides for additional termination benefits. See Note 11 “Subsequent Events” for additional information.

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

In October 2012, the Company executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and ten-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value on the condensed consolidated balance sheets. Changes in the fair value of this instrument have been recognized in the condensed consolidated statements of operations in other expense. The maturity date of the swap is May 31, 2022. At March 31, 2018 and June 30, 2017, the interest rate swap balance was $0.1 million and $0.01 million, respectively for both the fair value and the Level 2 value. The balance for the interest rate swap is included in other current assets on the condensed consolidated balance sheets.

NOTE 9 – INCOME TAXES

For the nine months ended March 31, 2018, the Company recorded income tax expense of $0.001 million and had an effective tax rate of less than 1%. The Company has net operating loss (“NOL”) carryforwards available to offset fiscal year 2018 taxable income. The utilization of the NOL carryforwards may be subject to substantial annual limitations due to ownership change provisions under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of NOL’s before they can be utilized by the Company.

The Company's effective tax rate is a function of:

•

A rate benefit attributable to the fact that the LLC operates as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the earnings are not subject to corporate level taxes.

•	Operating losses for the periods or utilization of net operating loss carryforwards.
•

Recording a full valuation allowance against net deferred tax assets as the Company has determined that it is more likely than not that the future tax benefits would not be realized. The Company did not record a deferred tax asset during the three and nine months ended March 31, 2018.

There were no unrecognized tax benefits at March 31, 2018 and the Company did not incur any income tax related interest expense or penalties related to uncertain tax positions.

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act contains significant changes to corporate taxation, including (1) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) limitation of the tax deduction for interest expense, generally to 30% of adjusted earnings (as specifically calculated for this purpose); (3) for net operating losses generated for years beginning after 2017, limitation of the deduction to 80% of current year taxable income, indefinite carryforwards, and elimination of carrybacks; (4) immediate deductions for certain new investments instead of deductions for depreciation expense over time.

We continue to examine the impact this tax reform legislation may have on our business, financial condition and results of operations.

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

The following tables reflect net sales, cost of sales and gross profit by segment for continuing operations for each of the three and nine months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	(in thousands)
	Wholesale		Direct to Consumer		Total
	2018	2017	2018	2017	2018	2017
Net Sales	$4,806	$3,924	$1,717	$1,416	$6,523	$5,340
Cost of Sales	3,487	2,834	728	484	4,215	3,318
Gross Profit	$1,319	$1,090	$989	$932	$2,308	$2,022
Gross Profit %	27.4%	27.8%	57.6%	65.8%	35.4%	37.9%

	Nine months Ended March 31,
	(in thousands)
	Wholesale		Direct to Consumer		Total
	2018	2017	2018	2017	2018	2017
Net Sales	$13,482	$12,378	$4,932	$4,584	$18,414	$16,962
Cost of Sales	10,315	9,430	1,904	1,644	12,219	11,074
Gross Profit	$3,167	$2,948	$3,028	$2,940	$6,195	$5,888
Gross Profit %	23.5%	23.8%	61.4%	64.1%	33.6%	34.7%

Significant Customer Information:

The following table sets forth concentrations of wholesale sales and accounts receivable as a percent of each total:

	Percentage of Wholesale Sales				Percentage of Total Accounts Receivable
	Three Months Ended		Nine months Ended
	March 31,		March 31,		March 31,
	2018	2017	2018	2017	2018	2017
Customer A	34%	26%	33%	19%	37%	31%
Customer B	29%	29%	21%	33%	36%	27%
Customer C	5%	9%	7%	9%	4%	9%

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

International sales were $0.1 million and $0.4 million for the three and nine months ended March 31, 2018, respectively, compared to $0.2 million and $0.7 million for the three and nine months ended March 31, 2017.

NOTE 11 – SUBSEQUENT EVENTS

The Company was out of compliance with the minimum EBITDA covenant on its revolving line of credit for the quarter ended March 31, 2018, but received a waiver in May 2018 for that period from the Company’s lender. If the Company was unable to obtain the necessary waivers and the debt was accelerated, it would have a material adverse effect on the financial condition and future operating performance, and the Company would be required to limit activities.

On March 30, 2018, Evan B. Meyer, the Company’s former Chief Financial Officer, terminated employment with the Company. In connection with his termination, the Company and Mr. Meyer entered into a separation agreement providing for a cash severance payment of $0.1 million, to be paid in two monthly installments, and payment of his COBRA premiums for continuation of health benefits for up to six months. In addition, Mr. Meyer’s outstanding equity-based awards granted by the Company that were unvested on the date of his termination became fully vested and, in the case of options, exercisable. The separation agreement also includes Mr. Meyer’s release of claims and certain other covenants in favor of the Company. Since this condition existed as of March 31, 2018, the Company accrued $0.3 million associated with the separation agreement as a termination liability as of March 31, 2018 consisting of $0.2 million of acceleration of stock options and restricted stock units, and $0.1 million in severance and benefit payments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, regarding strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to the Company and management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. The Company’s actual results may differ materially from the results discussed in or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, a reduction in the supply of grapes and bulk wine available to the Company; significant competition; any change in the Company’s relationships with retailers which could harm the Company’s business; the Company may not achieve or maintain profitability in the future; the loss of key employees; a reduction in the Company’s access to, or an increase in the cost of, the third-party services the Company uses to produce its wine; credit facility restrictions on the Company’s current and future operations; and failure to protect, or infringement of, trademarks and proprietary rights; these factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. Risks that may affect the Company’s operating results include, but are not limited to, those discussed in the “Risk Factors” section of its Annual Report on Form 10-K for fiscal year 2017 filed with the SEC on October 13, 2017, as amended. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal year 2017 and in other documents that the Company files from time to time with the SEC.

The unaudited interim condensed consolidated financial statements include the results of the Company and its subsidiary, the LLC, and have been prepared in accordance with GAAP for interim financial information and with the general instructions for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. The disclosures do not include all the information necessary for audited financial statements in accordance with GAAP.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on October 13, 2017, as amended. In the opinion of the Company’s management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances have been eliminated. Unless otherwise indicated, the notes to the unaudited condensed consolidated financial statements relate to the discussion of the Company’s continuing operations. The Company’s condensed consolidated financial statements reflect all of the Company’s accounts, including those of its controlled subsidiary and the portion of equity in a consolidated subsidiary that is not attributable to the Company, directly or indirectly, is presented as noncontrolling interests.

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

Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2018, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year. For example, “FY17” and “fiscal year 2017” each refer to the fiscal year ended June 30, 2017. This Quarterly Report on Form 10-Q references certain trademarks and registered trademarks which may be trademarks or registered trademarks of their respective owners.

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

The October 2017 Northern California wildfires also negatively impacted the Company’s direct to consumer business as its tasting rooms were closed for approximately one week during the fires and experienced a significant drop in customers and sales of the Company’s higher margin flagship brands throughout the remainder of the quarter ended December 31, 2017. The impact of the fires was partially offset by increased online promotions and sales of discounted labels.

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

Comparison of the Three and Nine months Ended March 31, 2018 and 2017

The following table compares the Company’s financial results by reporting segment:

	Three Months Ended March 31,
	(dollars in thousands)
	Wholesale		Direct to Consumer		Total
	2018	2017	2018	2017	2018	2017
Net Sales	$4,806	$3,924	$1,717	$1,416	$6,523	$5,340
Cost of Sales	3,487	2,834	728	484	4,215	3,318
Gross Profit	$1,319	$1,090	$989	$932	$2,308	$2,022
Gross Profit %	27.4%	27.8%	57.6%	65.8%	35.4%	37.9%

	Nine months Ended March 31,
	(dollars in thousands)
	Wholesale		Direct to Consumer		Total
	2018	2017	2018	2017	2018	2017
Net Sales	$13,482	$12,378	$4,932	$4,584	$18,414	$16,962
Cost of Sales	10,315	9,430	1,904	1,644	12,219	11,074
Gross Profit	$3,167	$2,948	$3,028	$2,940	$6,195	$5,888
Gross Profit %	23.5%	23.8%	61.4%	64.1%	33.6%	34.7%

For the three months ended March 31, 2018, net sales increased $1.2 million or 22% and consolidated gross profit margin decreased from 37.9% to 35.4%, compared to the same period during the prior year. For the nine months ended March 31, 2018, net sales increased $1.5 million or 9%; however, consolidated gross profit decreased slightly from 34.7% to 33.6% compared to the same period during the prior year. The decrease in gross profit during the quarter and nine months ended March 31, 2018 was primarily due to an increase in cost of sales attributable to higher case sales, and an increase in discounts which contributed to lower net sales. Also contributing to the lower gross profit during the nine months ended March 31, 2018 is an increase in inventory reserves and write-offs.

Net sales for the nine months ended March 31, 2018 increased over the prior year despite the falloff from a significant customer that is undergoing a major change in distribution tactics. The customer is committed to getting back on track by June and is submitting monthly orders.

Wholesale net sales increased 22% for the three months ended March 31, 2018, and 9% for the nine months ended March 31, 2018. The increase is due to higher sales in the broadmarket for both the three and nine months ended March 31, 2018, and sales to one large retailer during the first quarter.

Direct to consumer net sales increased 21% for the three months ended March 31, 2018, and 8% for the nine months ended March 31, 2018. The October 2017 Northern California wildfires negatively impacted the Company’s direct to consumer business as its tasting rooms were closed for approximately one week during the fires and experienced a significant drop in customers and sales of the Company’s higher margin flagship brands during the second quarter of fiscal year 2018. The gross profit percentages decreased as a result of a change in the mix between discounted online sales and higher margin tasting room sales. The Company continues its efforts to grow the channel through wine club and tasting room sales, as well as special offers presented via email and online to wine club members and others which contributed to the increase in net sales during the third quarter of fiscal year 2018.

International sales were $0.1 million and $0.4 million for the three and nine months ended March 31, 2018, respectively, compared to $0.2 million and $0.7 million for the same periods in FY17.

Sales discounts and depletion allowances are recorded as a reduction of sales at the time of sale. For the three and nine months ended March 31, 2018, sales discounts and depletion allowances totaled $1.3 million and $3.6 million, respectively, compared to $0.4 million and $1.4 million, respectively, for the same periods in FY17.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, advertising, and other costs for marketing and promoting the Company’s products. Advertising costs are expensed as incurred and were $0.1 million and $0.4 million for the three and nine months ended March 31, 2018, respectively, compared to $0.1 million and $0.3 million for the same periods in FY17.

Sales and marketing expenses consist of the following:

	Three Months Ended March 31,				Nine months Ended March 31,
	(dollars in thousands)				(dollars in thousands)
	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
Sales and marketing	$1,534	$1,236	$298	24.1%	$4,467	$3,843	$624	16.2%

Percentage of net sales	23.5%	23.1%	0.4%		24.3%	22.7%	1.6%

Sales and marketing expenses increased by 24.1% and 16.2% for the three and nine months ended March 31, 2018, respectively, compared to the same periods last fiscal year. The increase was largely due to the hiring of additional sales personnel, adverting and promotions along with selling expenses. The increase in sales in marketing costs correlates to the higher sales experienced during the three and nine months of fiscal year 2018.

The amounts billed to customers for shipping and handling are recorded as sales and reported as the costs are incurred for shipping and handling as a sales and marketing expense. For the three and nine months ended March 31, 2018 and March 31, 2017 shipping costs were $0.3 million and $0.9 million, respectively, compared to $0.3 million and $0.8 million for the same periods in FY17.

General and Administrative

General and administrative expenses include the costs associated with personnel, professional fees, insurance and other expenses related to administrative and compliance functions. General and administrative expenses consist of the following:

	Three Months Ended March 31,				Nine months Ended March 31,
	(dollars in thousands)				(dollars in thousands)
	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
General and administrative	$1,352	$641	$711	110.9%	$3,095	$2,156	$939	43.5%

Percentage of net sales	20.7%	12.0%	8.7%		16.8%	12.7%	4.1%

General and administrative expense for the three and nine months ended March 31, 2018 increased compared to the same periods in fiscal year 2017 both in terms of absolute dollars and measured as a percentage of net sales. The increase was primarily due to increases in outside services. Also included in general and administrative expense for the three and nine months ended March 31, 2018 is the accrual of a termination liability of $0.3 million as further explained below.

On March 30, 2018, Evan B. Meyer, the Company’s former Chief Financial Officer, terminated employment with the Company. In connection with his termination, the Company and Mr. Meyer entered into a separation agreement providing for a cash severance payment of $0.1 million, to be paid in two monthly installments, and payment of his COBRA premiums for continuation of health benefits for up to six months. In addition, Mr. Meyer’s outstanding equity-based awards granted by the Company that were unvested on the date of his termination became fully vested and, in the case of options, exercisable. The separation agreement also includes Mr. Meyer’s release of claims and certain other covenants in favor of the Company. Since this condition existed as of March 31, 2018, the Company accrued $0.3 million in General and Administrative associated with the separation agreement as a termination liability as of March 31, 2018 consisting of $0.2 million of acceleration of stock options and restricted stock units, and $0.1 million in severance and benefit payments.

Interest Expense

Interest and loan fee amortization was $0.1 million and $0.3 million for the three and nine months ended March 31, 2018, respectively, compared to $0.07 million and $0.3 million for the same periods in fiscal year 2017.

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

	March 31, 2018	June 30, 2017	Increase (Decrease)	% Change
	(dollars in thousands)
Working capital	$10,417	$13,002	$(2,585)	-19.9%
Cash and cash equivalents	$292	$783	$(491)	(62.7)%

The Company had approximately $1.0 million of availability under its revolving credit facility as of March 31, 2018, compared to $3.0 million as of June 30, 2017. During the third quarter of fiscal year 2018, the Company’s average borrowings outstanding under its revolving credit facility were $8.8 million compared to average borrowings of $4.2 million in the prior year.

The weighted average interest rate on the line of credit was 3.90% and 2.77% for the three months ended March 31, 2018 and March 31, 2017, respectively. The weighted average interest rate on the line of credit was 3.74% and 2.79% for the nine months ended March 31, 2018 and March 31, 2017, respectively.

On August 17, 2017, the Company renewed its revolving line of credit with Bank of the West. The Company chose not to request a new equipment purchase line of credit note from the lender. In addition, the Company chose not to extend the maturity date of the foreign exchange note. The credit facility, which matures on July 31, 2018, consists of a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above LIBOR. The Company is working on financing options, which may include raising additional equity, and will have a decision during the fourth quarter of fiscal year 2018. In the prior fiscal year, the credit facilities also included (a) a capital equipment line with a maximum commitment of $0.5 million which carries an interest rate of 2.25% above floating one-month LIBOR, and (b) a foreign exchange facility with a maximum commitment of $0.1 million which allows the Company’s bank to enter into any spot or forward transaction to purchase or sell a foreign currency. The Company did not use the foreign exchange facility during the nine months ended March 31, 2018 and March 31, 2017.

The outstanding balances on the Company’s lines of credit are:

	March 31, 2018	June 30, 2017
Lines of Credit	(in thousands)
Revolving line of credit	$9,028	$6,963
Equipment line of credit	—	327
Total lines of credit	$9,028	$7,290

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

When the line of credit was renewed on August 17, 2017, the previous debt service coverage ratio (measured quarterly on a trailing 12-month basis) was replaced with a minimum quarterly EBITDA covenant. The Company was out of compliance with the minimum EBITDA covenant on its revolving line of credit for the quarters ended September 30, 2017, December 31, 2017 and March 31, 2018, but received waivers in October 2017, February 2018 and May 2018, respectively, for those periods from the Company’s lender. If the Company was unable to obtain the necessary waivers and the debt was accelerated, it would have a material adverse effect on the financial condition and future operating performance, and the Company would be required to limit activities. The Company was in compliance with all other covenants at March 31, 2018.

In July 2016, the previous minimum EBITDA covenant was replaced with a minimum debt service coverage ratio (measured quarterly on a trailing 12-month basis). The Company was out of compliance with the debt service coverage ratio for the quarters ended December 31, 2016, March 31, 2017, and June 30, 2017, but received waivers for those periods from the Company’s lender. The Company was in compliance with all other covenants during those prior periods.

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

Cash Flows

	Nine months Ended
	March 31,
	(in thousands)		Increase
	2018	2017	(Decrease)
Net cash provided by (used in) operating activities	$(296)	$2,913	$(3,209)
Net cash (used in) investing activities	$(1,813)	$(499)	$(1,314)
Net cash provided by (used in) financing activities	$1,618	$(6,042)	$7,660

Operating Activities

For the nine months ended March 31, 2018, net cash used by operating activities was $0.3 million which was a decrease of $3.3 million compared to the same period last fiscal year. The changes in cash flows used by operating activities are attributable to higher inventory and accounts receivable investment levels, and higher accrued expenses  partially offset by decreased accounts payable.

Investing Activities

For the nine months ended March 31, 2018, cash used in investing activities increased by $1.3 million compared to the same period of last fiscal year. This is a result of an increase in acquisition of property and equipment.

Financing Activities

Financing activities, which consisted entirely of net new borrowings from bank financing of $1.6 million for the nine months ended March 31, 2018, an increase of $7.7 million over the same period of the prior year. During the nine months ended March 31, 2017, the Company paid down its line of credit in the amount of $5.9 million.

Contractual Obligations and Commitments

Financing Agreements

The Company’s indebtedness is comprised primarily of bank loans including lines of credit and long term debt.

Lines of Credit

See discussion under “Liquidity and Capital Resources” above.

Long Term Debt

Long term debt consists of various notes payable to a bank secured by specific property and/or equipment. The total outstanding principal balance on all the notes as of March 31, 2018 was $2.8 million. The interest rates and maturity dates of the notes are described in Note 5 - “Borrowings” of the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Capital Lease

In June 2017, the Company entered into a $0.07 million, 72-month capital lease related to wine production equipment. The future lease commitments are approximately $0.01 million per year for fiscal years 2018 through 2023.

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

The Company enters into short and long term contracts with third-parties and related party growers to supply a portion of its future grape and bulk wine inventory requirements. The grape commitments for the FY18 were received during the first quarter. Future minimum grape and bulk wine inventory purchase commitments are as follows:

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2018	$1,269	$—	$1,269
2019	4,242	—	4,242
2020	2,767	—	2,767
2021	50	—	50
2022	51	—	51
Total	$8,379	$—	$8,379

At March 31, 2018, total future purchase commitments for finished goods total approximately $4.4 million and are expected to be fulfilled during fiscal years 2018 through 2020.

Production & Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2017 harvest. The current bottling contract requires a minimum of 120,000 cases at $2.85 per case to be bottled in a one year period. The monthly average percentage of the Company’s bulk wine stored at a related-party storage facility was 41% and 49% for the three and nine months ended March 31, 2018, respectively, and 43% and 70% for the three and nine months ended March 31, 2017, respectively.

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

Lease payments for these facilities were $0.01 million and $0.3 million for three and nine months ended March 31, 2018, respectively, compared to $0.1 million and $0.2 million for the same periods in fiscal year 2017.

Future lease commitments are:

Years ending June 30,
(in thousands)
2018 (remaining three months)	$57
2019	90
2020	31
Total future rent payments	$178

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

Changes to Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In January 2016, Mendocino Wine Group (“MWG”) filed a complaint against Phillip Hurst and the LLC alleging breach of fiduciary duty, interference with contract, and interference with economic advantage. On November 10, 2016, the Sonoma County Superior Court granted MWG’s Motion to Consolidate the Hurst/LLC case with a second complaint MWG filed against a law firm for legal malpractice and breach of fiduciary duty. On November 20, 2017, the Sonoma County Superior Court granted Phillip Hurst and the LLC’s Motion for Summary Judgment to dismiss the breach of fiduciary duty claim. MWG has dismissed the other two causes of action. The plaintiff, MWG, had until February 2018 to appeal the Court’s decision. This matter is now closed and a final disbursement from the trust account related to the settlement was received in April 2018 in the amount of $10,000.

The results for the nine months ended March 31, 2017 include payments totaling $1.0 million and a net gain of $0.8 million related to the settlement of certain litigation and termination of a leased facility.

ITEM 1A. RISK FACTORS

There have been no material changes in information regarding our risk factors as described in Item 1A of our Form 10-K as filed with the SEC on October 13, 2017, except that we have updated the risk factor concerning restrictive covenants included within the terms of the Company’s current bank loans and added risk factors concerning the Company’s ability to repay indebtedness and ineligibility to file short form registration statements on Form S-3, as set forth below:

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

The Company’s ability to comply with the covenants and other terms of its bank loans will depend on future operating performance and, in addition, may be affected by events beyond the Company’s control, and the Company may not meet them. If the Company fails to comply with such covenants and terms, it would be required to obtain waivers from its lenders or agree with the lenders to an amendment of the facility's terms to maintain compliance under such facility. The Company was out of compliance with EBITDA-based covenants on its revolving line of credit for the last six fiscal quarters, including the third fiscal quarter ended March 31, 2018. If the Company is unable to obtain any necessary waivers and the debt is accelerated, it would have a material adverse effect on the financial condition and future operating performance, and the Company may be required to limit activities.

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

As a result of our failure to timely file the Part III information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, we are currently ineligible to file new short form registration statements on Form S-3 for sales of securities by us, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a Registration Statement on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of Form S-3 eligibility.

As a result of our failure to timely file the Part III information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, we are currently ineligible to file new short form registration statements on Form S-3. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. In addition, our inability to conduct an offering “off the shelf” may require us to offer terms that may not be advantageous (or may be less advantageous) to us or may generally reduce our ability to raise capital in a registered offering. If we are unable to raise capital through a registered offering, we would be required to conduct our financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under rules of The NASDAQ Capital Market.

Assuming we continue to timely file our required Exchange Act reports, the earliest we would regain the ability to use Form S-3 is April 17, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1+

Amended and Restated Certificate of Incorporation of Truett-Hurst, Inc. (incorporated by reference to Exhibit 3.1 to the Amendment No. 1 on Form 10-K/A filed with the SEC on April 17, 2018 (File No.: 001-35973)).

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

4.1+	Class A common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A submitted to the SEC on April 11, 2013 (File No.: 333-187164)).

4.2+	Class B common stock certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A submitted to the SEC on April 11, 2013 (File No.: 333-187164)).

10.1	Separation and General Release Agreement by and between the Company and Evan B. Meyer dated March 29, 2018.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	+ Indicates documents previously filed with the Company’s registration and prospectus filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 15th day of May, 2018.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	May 15, 2018
Phillip L. Hurst
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Karen Weaver	May 15, 2018
Karen Weaver
Chief Financial Officer
(Principal Financial/Accounting Officer)