Form 10-Q/A
period 2018-03-31
Truett-Hurst, Inc.
filed 2018-05-16
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

TRUETT-HURST, INC. AND SUBSIDIARY

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of amending the Section 906 certification (included herein as Exhibit 32.2), which was originally included with our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, filed with the Securities and Exchange Commission on May 15, 2018 (the “Original Form 10-Q”). The certification included with the Original Form 10-Q contained a typographical error including the name of the Company’s former Chief Financial Officer. The corrected certification is being filed with this Form 10-Q/A.

Items included in the Original Form 10-Q that are not amended by this Form 10-Q/A remain in effect as of the date of the Original Form 10-Q. This amendment does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Form 10-Q.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 16th day of May, 2018.

TRUETT-HURST, INC.

/s/ Phillip L. Hurst	May 16, 2018
Phillip L. Hurst
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Karen Weaver	May 16, 2018
Karen Weaver
Chief Financial Officer
(Principal Financial/Accounting Officer)

5