Form 10-K
period 2018-06-30
Truett-Hurst, Inc.
filed 2018-10-15
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-35973

TRUETT-HURST, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	46-1561499
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
125 Foss Creek Circle, Healdsburg, California	95448
(Address of principal executive offices)	(zip code)

(707) 431-4423

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock	The NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of December 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $9,286,813 based upon a total of 4,486,383 shares of Class A common stock held by non-affiliates and a closing price of $2.07 per share for the Class A common stock as reported on The NASDAQ Capital Market. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding with respect to each of the classes of our common stock, as of October 10, 2018, is set forth below:

Class	Number of shares outstanding
Class A common stock, par value $0.001 per share	4,575,680
Class B common stock, par value $0.001 per share	6

Documents incorporated by reference: The Registrant's definitive proxy statement, to be filed with the Commission not later than 120 days after June 30, 2018, is incorporated by reference in Part III of this Report.

TRUETT-HURST, INC. AND SUBSIDIARY

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, the operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section “Risk Factors” in Item 1A of this Report. Additional risk factors may be described from time to time in future filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. We believe these factors include but are not limited to those described under “Item 1A. Risk Factors” such as:

•	The Company’s sale of its wholesale wine business assets to Precept Brands, including related contingent liabilities, and subsequent shift in strategic direction of the Company.
•	A reduction in the supply of grapes and bulk wine available from the independent grape growers and bulk wine suppliers could reduce the annual production of wine.
•	The Company has a history of losses and may not achieve or maintain profitability in the future.
•	The Company faces significant competition which could adversely affect profitability.
•	The loss of key employees, including the departure of Phil Hurst, could damage the Company’s reputation and business.
•	A reduction in access to or an increase in the cost of the third-party services used to produce wine could harm the business.
•	We may need additional debt and/or equity financing for the business, which may not be available on favorable terms or at all.
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

PART I

Item 1. Business

Truett-Hurst Inc. is a holding company incorporated in 2012 as a Delaware corporation and our sole asset is a controlling equity interest in H.D.D. LLC (the “LLC”). Unless the context suggests otherwise, references in this report to “Truett-Hurst,” the “Company,” “we,” “us” and “our” refer to Truett-Hurst, Inc. and its consolidated subsidiary. Truett-Hurst consolidates the financial results of the LLC and records a noncontrolling interest for the economic interest in the LLC it does not own. Our amended and restated certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock.

Quantities or results referred to as “to date” or “as of this date” mean as of or to June 30, 2018, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year. For example, “FY18” and “fiscal year 2018” each refer to the fiscal year ended June 30, 2018. This Annual Report on Form 10-K references certain trademarks and registered trademarks which may be trademarks or registered trademarks of their respective owners.

On October 8, 2017 and for several days thereafter, significant wildfires broke out in Napa, Sonoma, and surrounding counties in Northern California. Certain of our inventory, primarily juice pressed from grapes picked during the 2017 harvest and maintained at outside production and storage facilities, was damaged due to smoke taint during the barrel aging process. We filed a claim with our insurance carrier, who performed testing on samples sent to its labs in June 2018. The results indicated positive for exposure, and as a result we received $1.9 million in insurance proceeds in June of 2018.

On August 13, 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Precept Brands LLC, a Washington limited liability company (“Precept”) pursuant to which we have sold certain assets comprising our wholesale wine business (the “Wholesale Business”) to Precept (the “Precept Transaction”). See Note 3 “Discontinued Operations”, and Note 12 “Subsequent Events”.

General

Following the sale of the Wholesale Business to Precept on August 13, 2018, we are now only operating our Direct to Consumer (“DTC”) business based at our estate property in Healdsburg, California as well as the sale of our three brands to certain national retailers. We produce super ultra-premium and luxury tier Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Petite Sirah, and Syrah for our three brands Truett Hurst, VML and Svengali. We maintain a wine club for Truett Hurst and VML and we provide a premier experience leveraging our creekside property, our hospitality, customer service and award winning wine quality. We continue to be headquartered in Sonoma County, California and lease space for wine production within a custom crush facility located in Santa Rosa, California. The DTC channel consists of sales of products produced by us through our tasting rooms, wine clubs and our winery websites.

Strategic Objectives

We sell our wine into two primary categories: Super Ultra-Premium ($25-49 per bottle retail price) and Luxury ($50+ per bottle retail price). With our focus on the DTC business, we plan to focus on the following sales channels:

•

Walk In Visitors: Dry Creek Valley is home to over 75 wineries and tasting rooms and draws from a large population base in and around the San Francisco Bay Area. These sales make up approximately 25% of our total sales and we work to convert these customers to longer term customers via our Wine Clubs.

•

Wine Club: Truett Hurst and VML Wine Clubs have over 6,000 member from which we generate approximately 75% of our annual sales. Wine Club members can choose from a variety of membership options and can also customize their membership to include specific wines or shipping timing. The most common memberships ship four times per year.

•	E-Commerce: With a database of over 20,000 customers we regularly develop offerings of special lots, one time buys and end of vintage opportunities.
•

Retail: We currently sell the Truett Hurst brand directly to several retailers including Total Wine and More and sell the VML brand to a select group of retailers via a traditional three tier distribution.

Wine Operations

Brands

We operate two tasting rooms and one winery where wine is produced from many varieties of grapes principally grown or purchased in Sonoma County’s Dry Creek Valley and Russian River Valley appellations. Established in 2007, Truett-Hurst was the first winery operation and brand that focuses on producing limited lots of super-premium wine from a range of varietals, including Zinfandel, Chardonnay, Sauvignon Blanc, Pinot Noir, Petite Sirah and other unique red blends from grapes sourced from local growers in the Dry Creek Valley. Established in 2011, VML was the second winery operation and brand that focuses on producing limited lots of super-premium and ultra-premium wines from grapes purchased from local growers in the Russian River Valley. The primary varietals include Pinot Noir, Chardonnay, Sauvignon Blanc, and Gewurztraminer. The Svengali brand was established most recently to focus entirely on a single Dry Creek Valley Syrah.

Property

We own a 25-acre property located at 5610 Dry Creek Road, Healdsburg, California, of which approximately 15 acres is used for growing grapes. The remainder of the property is used for the Truett-Hurst and VML tasting rooms, retail sales space, and office space for support staff. Although we have maintained the proper permits to build a winery at this location and there is infrastructure, such as electricity and access to water, necessary to operate a winery on the property, we have not made the requisite capital expenditures to construct a building to house grape-crushing equipment and wine storage tanks. We believe that the property can be used to expand our wine-making operations in the future and provide better control over wine quality.

We lease wine production space within a custom crush facility located in Santa Rosa, California. The lease commenced on April 15, 2017 and ended on June 15, 2018. The initial 14-month term has been renewed for an additional 12 month period as agreed to by both parties. Previously, we leased a winery located at 4035 Westside Road, Healdsburg, California, but vacated those premises prior to May 31, 2017.

Production

The wine production space within the custom crush facility allows us to crush, ferment and oak barrel age approximately 700 tons (50,000 cases) of ultra-premium grapes annually, with capacity to increase to 1,000 tons with additional capital improvements. For increased production capacity, we outsource to a variety of specialist wineries and bottling facilities. We have been able to satisfy the production requirements to date and considers our sources to be adequate at this time. However, the inability of any of the suppliers to satisfy our requirements could adversely affect operations.

We entered into a Transition Services Agreement with Precept to harvest and produce wine for Precept from the 2018 vintage and oversee blending and bottling of the bulk wine sold to Precept in the Precept Transaction. See Note 12 “Subsequent Events” for further information.

Grape and Wine Contracts

The majority of annual grape requirements are satisfied by purchases from each year’s harvest and from fruit harvested from our estate vineyards which normally begins in August and runs through October. In addition to purchasing grapes, we supplement our needs with bulk wine purchase contracts based on sales and production requirements. Depending upon overall demand and availability of bulk wine, we could experience shortages and/or increased prices.

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

Sources and Availability of Production Materials

We utilize glass and other materials such as corks, capsules, labels and cardboard cartons in the bottling and packaging of our products. After grape purchases and associated production overhead, glass bottle costs are the next most significant component of the cost of sales. The glass bottle industry is highly concentrated with only a small number of quality producers. We obtain glass requirements from a limited number of producers under supply arrangements. We have been able to satisfy production requirements with respect to the foregoing and consider the sources of supply to be adequate at this time. However, the inability of any of the glass bottle suppliers to satisfy our requirements could adversely affect our operations.

Seasonality

There is seasonality in the growing, procurement and transportation of grapes. The wine industry typically experiences increased sales in October, November and December. Sales are typically higher upon the launch of a new product into the marketplace and when retailers promote brands through in-store displays and advertisements. We expect these trends to continue.

Company Team and Culture

Our team consists of seasoned professionals who have worked their way up through the industry often achieving senior level positions in noted wine companies such as the Brown-Forman Corporation, Gallo, Domaine Chandon, Kendall-Jackson, and Fetzer Vineyards.

In addition to building a seasoned team of professionals and shaping the entrepreneurial culture, an important part of the ongoing strategy is to create partnerships with the best organizations and professionals in order to leverage core competencies in the most efficient, cost effective and profitable manner. We are proud of the corporate partnerships that have been created throughout the sales channels and believe we can build a business that can change the way consumers purchase and enjoy wine.

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

As a part of the sale of our Wholesale Business to Precept in August 2018, we sold our wholesale brands and, as a result our future sales will be comprised of sales through our DTC business. On a combined basis, the DTC segment represented approximately 27% of our net sales and 51% of our gross profit for the year ended June 30, 2018. DTC sales have high margins, typically include more expensive wines, and create a “halo effect” for our national brands. The remaining national brand segment is comprised of brands we have developed and own (VML, Truett Hurst and Svengali). We also sell these brands to on and off-premise regional and national retail chains, as well as independent restaurants, liquors stores, and grocery stores.

Competitive Environment

All the segments we participate in are highly competitive. We compete on the basis of quality, price, brand recognition and distribution strength against domestic and multinational producers and distributors, some of which have greater resources than us, for consumer purchases, as well as shelf space in retail stores, restaurant presence and wholesaler attention. Further, wine competes with other alcoholic and nonalcoholic beverages.

There are relatively few publicly traded beverage companies with significant wine operations and most also have beer and spirits divisions.

Demand for wine in our market segments can rise and fall with general economic conditions. Our ability to respond to market demand, deliver a variety of wine styles, create and design innovative packaging combined with an effective distribution system will allow us to continue to penetrate the mainstream wine markets.

Intellectual Property

We protect proprietary rights through a variety of means and measures, including patents, trade secrets, copyrights, trademarks, contractual restrictions and technical measures. A number of brands are under registered trademarks. International trademark registrations are also maintained where it is appropriate to do so. Each of the U.S. trademark registrations is renewable indefinitely so long as we are making a bona fide usage of the trademark. Subsequent to the sale of the Wholesale Business on August 13, 2018, we have 3 registered material trademarks.

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

In conjunction with the signing of the 2018 Tax Reform Bill, the federal alcohol tax rate changed effective January 1, 2108. The previous rates of $1.07 per gallon for wines with alcohol content at or below 14% and $1.57 per gallon for wines above 14% but less than 21% has been modified to reflect the following tiered structure:

For wines with alcohol content of 16% and under – ($.07 per gallon on first 30,000 gallons, $.17 per gallon from 30,001 – 130,000, $.535 per gallon from 130,001 – 750,000, $1.07 over 750,000)

For wines with alcohol content between 16% - 21% - ($.57 per gallon on first 30,000 gallons, $.67 per gallon from 30,001 – 130,000, $1.035 per gallon from 130,001 – 750,000, $1.57 over 750,000)

For wines with alcohol content between 21% - 24% ($2.15 per gallon on first 30,000 gallons, $2.25 per gallon from 30,001 – 130,000, $2.62 per gallon from 130,001 – 750,000, $3.15 over 750,000)

Consumer direct sales are also subject to state regulation which governs the quantity and manner in which products can be shipped, delivered and excise taxes collected.

As an agricultural processor, we are also regulated by Sonoma County and, as a producer of wastewater, by the state of California. We maintain all necessary permits.

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

Management is strongly focused on environmental stewardship and maintains a variety of policies and processes designed to protect the environment, the public and the consumers of our wine. Many of the expenses for protecting the environment are voluntary, however we are regulated by various local, state and federal agencies regarding environmental laws where the costs of these laws and requirements of these agencies are effectively integrated into regular operations and do not cause significant negative impacts or costs.

We believe we are in compliance in all material respects with all applicable governmental laws and regulations in the countries in which we operate. We also believe that the cost of administration and compliance with, and liability under, such laws and regulations have not had a material adverse impact on our financial condition, results of operations or cash flows for the fiscal year ended June 30, 2018.

Employees

As of June 30, 2018, we had 35 full time, 15 part time, and 4 seasonal employees. We hire part time and seasonal help as needed. All employees are located in the United States. We believe that future success will depend in large part on the ability to attract and retain highly skilled technical, managerial, and sales and marketing personnel. None of the employees are subject to collective bargaining agreements. We believe relations with our employees are good.

Information About Our Executive Officers

The information required under this Item is incorporated by reference from our definitive proxy statement to be filed relating to our 2018 annual meeting of stockholders.

Available Information

Principal executive offices are located at 125 Foss Creek Circle, Healdsburg, California 95448, and the telephone number is (707) 431-4423. We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements with the SEC. The public may read and copy any materials that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issues, including we file electronically with the SEC at www.sec.gov. You may learn more about us by visiting the website at www.truetthurstinc.com. The information on the website is not part of this Form 10-K. The foregoing information regarding the website and its content is for your convenience only. The content of the website is not deemed to be incorporated by reference in this report or filed with the SEC.

Emerging Growth Company Status

We were initially an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, enacted on April 5, 2012 (“JOBS Act”). For as long as we remained an “emerging growth company,” we could take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding shareholder advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We reached our fifth anniversary of our IPO as of June 30, 2018, and no longer qualify as an “emerging growth company’ under the JOBS Act.

Smaller Reporting Company

Although we no longer qualify as an “emerging growth company” we are still able to take advantage of certain exemptions from various reporting obligations as a “smaller reporting company”. We became subject to the reporting requirements of Section 15(d) of the Exchange Act, subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company,” on the effective date of the IPO. The designation of being a “smaller reporting company” relieves us from some of the more detailed informational requirements of Regulation S-K.

Item 1A. Risk Factors

Risks Related to the Company’s Business

We recently consummated the sale of assets constituting our wholesale wine business, one of our two primary business segments. This divestiture and related contingent liabilities from the sale could adversely affect our results of operations and financial condition.

On August 13, 2018 we completed the sale of certain assets comprising our wholesale wine business (the “Wholesale Business”) to Precept Brands LLC, a Washington limited liability company (“Precept”) for a cash purchase price (subject to certain post-closing adjustments), assumed liabilities and future royalty payments (the “Precept Transaction”). As a result of the Precept Transaction, our revenues will be materially reduced as compared to prior periods.

We expect to restructure our operations to focus on our direct to consumer business (the “DTC Business”). Our success in realizing benefits from such restructuring, and the timing of this realization, depends on many factors, some of which are not within our control. For example, risks in realizing these benefits include failure to retain key customers, employees and suppliers; difficulties under contracts (particularly those that covered both businesses); changes in our senior leadership; diversion of resources to address transition services obligations; inherent risks in operating the business; and unanticipated issues, expenses and liabilities. Even if we are able to restructure our business and operations successfully, restructuring may not result in the realization of the full benefits of the Precept Transaction that we currently expect within the anticipated time frame, or at all.

The Precept Transaction could result in a financial loss which could have a material adverse effect on our results.

In addition, in connection with such divestiture, we have retained responsibility for some of the known and unknown contingent liabilities related to the Precept Transaction such as indemnification, lawsuits, tax liabilities, product liability claims, and other matters. The realization of any of these potential liabilities could have a material adverse effect on our business or results of operations.

We also entered into a Transition Services Agreement in connection with the sale of the Wholesale Business, under which we will provide winemaking and other services to Precept over the nine month period following closing. Such services may divert human and financial resources from focus on the remaining business, and may expose us to additional risks and liabilities.

Finally, a portion of the purchase price is based on Precept’s sales of the Wholesale Business brands and is paid over time pursuant to a Royalty Payment Agreement. If Precept fails to sell sufficient amounts of such brands or the market for the Wholesale Business brands deteriorates, such royalty amounts may not be realized in full or at all.

Following the sale of the Wholesale Business, we have chosen to refocus the strategic direction of our business on our DTC Business. There can be no guarantee that this strategy will be successful or that we will experience consistent and sustainable profitability in the future as a result of our new strategy.

The sale of the Wholesale Business enables us to concentrate exclusively on our DTC Business. We cannot guarantee that our strategy is the right one or that we will be effective in executing our strategy. Our strategy may not succeed for a number of reasons, including, but not limited to: general economic risks; execution risks; risks associated with sales not materializing based on a change in circumstances; disruption to sales; increasing competitiveness in our markets; our ability to retain key personnel; the dynamic nature of the markets in which we operate; specific economic risks in different geographies and among different customer segments; uncertainty regarding increased business and renewals from existing customers; uncertain growth prospects and market share; risks of new product development and introductions and innovation; product defects; unexpected costs, assumption of unknown liabilities and increased costs for any reason; potential litigation and disputes and the potential costs related thereto; distraction and damage to sales and reputation caused thereby; market acceptance of new products and services; the ability to attract and retain personnel; risks associated with management of growth; competition and pricing pressure. If one or more of the foregoing risks were to materialize, our business, results of operations and ability to achieve sustained profitability could be adversely affected.

We may not be able to maintain the profitability or operating efficiencies that we and the DTC Business had achieved or might achieve with the Wholesale Business. We may be less able to offset such risks in the DTC Business by operating with a single line of business. The markets in which the DTC Business operates may not experience the growth rates expected and any economic downturn affecting those markets could negatively impact the DTC Business. These markets may experience more volatility than expected or face more operating risks than in the markets in which we have historically operated with the Wholesale Business. If the DTC Business or the markets in which it operates deteriorate, the potential cost savings, efficiencies, growth opportunities and other benefits of the Precept Transaction may not be realized fully, or at all, or may take longer to realize than expected. In such case, our business, financial condition, results of operations and cash flows may be negatively impacted.

We may require additional debt and/or equity financing for our DTC Business, and such financing may not be available to us on favorable terms, or at all.

In connection with the restructuring of the DTC Business, we may require funds in excess of our existing cash resources and debt to fund operations, develop new products, fulfill SEC reporting and compliance obligations and finance general and administrative activities.

Due to market conditions at the time we may need additional funding, or due to our financial condition at that time, it is possible that we will be unable to obtain additional debt or equity financing as and when we need it. If we are unable to obtain additional funding, we may not be able to repay debts when they are due and payable. If we are able to obtain capital it may be on unfavorable terms or terms which excessively dilute our stockholders. If we are unable to obtain additional funding as and when needed, we could be forced to delay our business growth efforts and, if we continue to experience losses, potentially cease operations.

Management changes in connection with the Precept Transaction, particularly relating to Phil Hurst, our President and Chief Executive Officer, may have an adverse impact on our operations and reputation.

In connection with the Precept Transaction, we made changes in certain management positions, including the resignation of Phil Hurst, our President and Chief Executive Officer, effective November 1, 2018. We may experience further changes in key leadership or key positions in the future. The departure of key leadership personnel, especially a long-serving Chief Executive Officer, can take from us significant knowledge and experience. There can be no assurance that we will be successful in such efforts.

A reduction in the supply of grapes and bulk wine available to us from the independent grape growers and bulk wine suppliers could reduce our annual production of wine.

We rely on annual contracts with independent growers to purchase substantially all the grapes used in wine production. The business would be harmed if we are unable to contract for the purchase of grapes at acceptable prices from these or other suppliers in the future. The terms of many of our purchase agreements also constrain the ability to discontinue purchasing grapes in circumstances where we might want to do so.

Some of these agreements provide that either party may terminate the agreement prior to the beginning of each harvest year.

We depend on various bulk wine suppliers for the production of several wines, including those being produced for Precept under the Transition Services Agreement. These contracts currently cover the 2017-2019 harvests. Extension of these contracts is not guaranteed and thus we may have exposure to the availability and pricing of bulk wine for our production needs which could increase the cost or reduce the amount of wine we are able to produce for sale in the future. This could reduce sales and profits.

We face inventory risk, and if we fail to predict accurately demand for products, we may face write-downs or other charges.

We are exposed to inventory risks that may adversely affect operating results as a result of new product launches, changes in product cycles and pricing, limited shelf-life of certain of our products, changes in consumer demand, and other factors. We endeavor to predict accurately, based on information from distributors and reasonable assumptions, the expected demand for their products in order to avoid overproduction. Demand for products, however, can change significantly between the time of production and the date of sale. It may be more difficult to make accurate predictions regarding new products. In part, we depend on the marketing initiatives and efforts of distributors in promoting products and creating consumer demand and we have limited or no control regarding their promotional initiatives or the success of their efforts.

We have a history of losses, and may not achieve or maintain profitability in the future.

We have had a limited number of quarters or years of profitability and historically raised additional capital to meet our growth needs. Further, the sale of the Wholesale Business removed certain costs but also removed revenue streams associated with that line of business. We expect to make significant investments in order to develop and expand our restructured business, which, we believe, will result in additional sales, marketing and general and administrative expenses that will require increased sales to recover these additional costs. As a public company, we expect to continue to incur legal, accounting, and other administrative expenses that are material. Our revenues have been subject to volatility in recent periods and this volatility may cause us to not cover our costs and successfully compete in the highly competitive wine market.

We may not generate sufficient revenue to achieve profitability. We may incur significant losses in the future for a number of reasons, including slowing demand for our products and increasing competition, as well as the other risks described in this Annual Report on Form 10-K, and may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors in the expansion of the business. Accordingly, we may not be able to achieve or maintain profitability and, may incur significant losses in the future, and this could cause the price of the Class A common stock to decline.

We face significant competition which could adversely affect profitability.

The wine industry is intensely competitive. Our wines compete in several super-premium and ultra-premium wine market segments with many other super-premium and ultra-premium domestic and foreign wines, with imported wines coming from the Burgundy and Bordeaux regions of France, as well as Italy, Chile, Argentina, South Africa and Australia. Our wines also compete with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by independent distributors, many of which carry extensive brand portfolios. As a result of this intense competition there has been and may continue to be upward pressure on selling and promotional expenses. In addition, the wine industry has experienced significant consolidation. Many competitors have greater financial, technical, marketing and public relations resources. Our sales may be harmed to the extent we are not able to compete successfully against such wine or alternative beverage producers’ costs. There can be no assurance that in the future we will be able to successfully compete with current competitors or that we will not face greater competition from other wineries and beverage manufacturers.

The loss of key employees or personnel could damage our reputation and business.

We believe that success largely depends on the employment of experienced professionals in a number of key positions. The Company has experienced turnover in such key positions in fiscal year 2018, including changes in our Chief Financial Officer, Phil Hurst’s transition to Precept as described above, and the recent departure of Ginny Lambrix, our chief winemaker.  Any inability or unwillingness of key management team members to continue in their present capacities could harm the business and our reputation.

Attracting, retaining, and developing individuals in key roles is a component of our strategy for addressing our business opportunities. Attracting and retaining qualified leadership may be more challenging under certain business conditions, especially in times of transition such as those now facing us. Failure to attract and retain the right talent, or to smoothly manage the transition of responsibilities resulting from such turnover, would affect our ability to meet our challenges and may cause us to miss performance objectives or financial targets.

A reduction in our access to or an increase in the cost of the third-party services used to produce our wine could harm our business.

We utilize capacity at several third-party facilities for the production of a significant portion of our wines. The inability to use these or alternative facilities, at reasonable prices or at all, could increase the cost or reduce the amount of production, which could reduce our sales and profits. Certain of these facilities may have been impacted by the Northern California wildfires in October 2017. We do not have long-term agreements with any of these facilities, and they may provide services to competitors at a price above what we are willing to pay. The activities conducted at outside facilities include crushing, fermentation, storage, blending, and bottling. The reliance on these third-parties varies according to the type of production activity. As production increases, we must increasingly rely upon these third-party production facilities. Reliance on third-parties will also vary with annual harvest volumes.

In addition, we have limited direct impact over the quality control and quality assurance of these third-party manufacturers. If our suppliers are not able to deliver products that satisfy our requirements, we may be forced to seek alternative providers, which may not be available at the same price, or at all. Moving production to a new third-party service provider could negatively impact our financial results.

The terms of future bank loans may restrict current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

As discussed above, the Company may require funds in excess of our existing cash resources and debt to fund operations, develop new products, fulfill SEC reporting and compliance obligations and finance general and administrative activities. We have in the past used bank loans as a method of obtaining funds for such matters, and expect to do so in the future.

Bank loans may include restrictive covenants that could impair our financing and operational flexibility and make it difficult to react to market conditions and satisfy ongoing capital needs and unanticipated cash requirements.

Our ability to comply with any such covenants and other terms of our bank loans will depend on future operating performance and, in addition, may be affected by events beyond our control, and we may not meet them.

Because the Founders retain significant control over Truett-Hurst, Inc., current shareholders and new investors will not have as much influence on corporate decisions as they would if control were less concentrated.

As of June 30, 2018, our Founders and current officers and directors (together, “Founders and Affiliates”) control approximately 40.11% of the combined voting power of the Company through ownership of outstanding Class A common stock and/or Class B common stock. Prior to conversion of their LLC Units, each holder of LLC Units holds a single share of Class B common stock. Although these shares have no economic rights, they allow the existing owners to exercise voting power over Truett-Hurst, Inc., the managing member of the LLC, at a level that is consistent with their overall equity ownership of the business. As a result, Founders and Affiliates have significant influence in the election of directors and the approval of corporate actions that must be submitted for a vote of shareholders.

The interests of these Founders and Affiliate may conflict with the interests of other shareholders, and the actions they take or approve may be contrary to those desired by the other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring an acquisition of Truett-Hurst, Inc. by a third-party.

We have certain transactions with related parties, including Founders, which may present a conflict of interest.

We routinely source grapes for our products from vineyards owned by Founders and principal shareholders. The interests of these affiliates in such transactions may be contrary to those desired by shareholders. The policies in place designed to mitigate the risk associated with such transactions; however, shareholders may be harmed by self-dealing with affiliates and loss of corporate opportunity.

In addition, from time to time we enter into transactions for goods and services with entities in which our executive officers, directors and/or affiliates have interests, as further described under Part II, Item 8, Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We also enter into grape and bulk wine purchase agreements and bulk wine storage contracts from time to time with entities in which Founders have financial interests. During FY18, we entered into such arrangements with:

•	Premium Wine Storage, which is owned Paul E. Dolan III (33%) and Heath E. Dolan (33%).

Paul E. Dolan and Heath E. Dolan each control approximately 5.4% of the combined voting power of the Company. Paul E. Dolan is a director of the Company and has been appointed the President and Chief Executive Officer effective November 1, 2018, while Heath E. Dolan resigned as a director in May 2017.

We believe these arrangements reflect substantially the same market terms that would be received in transactions with unaffiliated third-parties. However, if we fail to receive market terms for these transactions or other similar transactions in the future, expenses could increase.

A failure of one or more of our key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on the business.

We rely on information technology (“IT”) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in the management of our business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting the internal network and communication systems; ordering and managing materials from suppliers; supply/demand planning; production; shipping product to customers; hosting our branded websites and marketing products to consumers; collecting and storing customer, consumer, employee, investor, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing, and sharing confidential and proprietary research, business plans, and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage the business.

Increased IT security threats and more sophisticated cyber-crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. If the IT systems, networks, or service providers fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely affect business operations and/or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy, and timeliness of our financial reporting may be adversely affected.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP” or “GAAP”). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and a report of our management is included under Item 9A.“Controls and Procedures” of this report. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive an unqualified report from our independent auditors.

If we identify material weaknesses in our internal controls over financial reporting or fail to meet the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, financial condition and operating results could suffer.

The success of our business relies heavily on brand image, reputation, and product quality.

It is important that we maintain and increase the image and reputation of our existing brands and products. Concerns about product quality, even when unsubstantiated, could be harmful to our image and reputation of our brands and products. While we have quality control programs in place, in the event we experienced an issue with product quality, we may experience recalls or liability in addition to business disruption which could further negatively impact brand image and reputation and negatively affect our sales. Our brand image and reputation may also be more difficult to protect due to less oversight and control as a result of the outsourcing of some of our operations. We also could be exposed to lawsuits relating to product liability or marketing or sales practices. Deterioration to our brand equity may be difficult to combat or reverse and could have a material effect on our business and financial results. In addition, because our brands carry family names, personal activities by certain members of the Truett or Hurst families that harm their public image or reputation could have an adverse effect on our brands.

We depend upon trademarks and proprietary rights, and any failure to protect intellectual property rights or any claims that are infringing upon the rights of others may adversely affect our competitive position and brand equity.

Our future success depends significantly on the ability to protect our current and future brands and products, and to defend intellectual property rights. We have staked out a reputation for innovation and has introduced new product innovations, including, for example, our brand names, evocative “wine wraps” and our proprietary square bottle (which was transferred to Precept in the sale of the Wholesale Business). The intellectual property relating to these innovations includes copyright, trademark, patent and trade secrets, some of which are developed in-house and some of which is developed by third party consultants.  Although most of our intellectual property is owned by the Company, third party intellectual property is sometimes co-owned with the developers or licensed for use.  Any failure to obtain, maintain and defend sufficient rights to this intellectual property could harm our reputation, results and financial condition.

We have been granted numerous trademark registrations covering its brands and products and has filed, and expects to continue to file, trademark applications seeking to protect newly-developed brands and products. We cannot be sure that trademark registrations will be issued with respect to any of the trademark applications. There is also a risk that, by our omission, failure to timely renew or protect a trademark, the trademark could be lost.

Additionally, competitors could challenge, invalidate or circumvent existing or future intellectual property developed by, issued to, or licensed by, the Company.  Should we come into conflict with third parties over intellectual property rights, it could result in disruptive and expensive litigation. Any of the foregoing could harm our business.

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

The market price of our stock may fluctuate due to seasonal fluctuations in wine sales, operating expenses and net income.

We experience seasonal and quarterly fluctuations in sales, operating expenses and net income. We have managed, and will continue to manage, the business to achieve long-term objectives. In doing so, we may make decisions that we believe will enhance long-term profitability, even if these decisions may reduce quarterly earnings. These decisions include the timing of the release of wines for sale, our wines’ competitive positioning and the grape and bulk wine sources used to produce wines.

Bad weather, drought, plant diseases and other factors could reduce the amount or quality of the grapes available to produce our wines.

A shortage in the supply of quality grapes may result from the occurrence of any number of factors which determine the quality and quantity of grape supply, such as weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, pruning methods, the existence of diseases and pests, and the number of vines producing grapes, as well as the level of consumer demand for wine. Any shortage could cause an increase in the price of some or all of the grape varieties required for wine production and/or a reduction in the amount of wine we are able to produce, which could harm the business and reduce sales and profits.

Recent examples of events affecting supply include the frost in 2008 that significantly impacted the amount of grapes harvested in Mendocino County, the frost of 2011 that had a significant impact on the crop size in Paso Robles and the widespread drought which impacted parts of the United States from 2011 to 2016.

Factors that reduce the quantity of grapes may also reduce their quality, which in turn could reduce the quality or amount of wine we produce. Deterioration in the quality of the wine produced could harm our brand name and a decrease in production could reduce sales and increase expenses.

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

In recent years, activist groups have used advertising and other methods to inform the public about the societal harms associated with the consumption of alcoholic beverages. These groups have also sought, and continue to seek, legislation to reduce the availability of alcoholic beverages, to increase the penalties associated with the misuse of alcoholic beverages, or to increase the costs associated with the production of alcoholic beverages. Over time, these efforts could cause a reduction in the consumption of alcoholic beverages generally, which could harm our business and reduce sales and increase expenses.

Contamination of our wines would harm business.

Because our products are designed for human consumption, our business is subject to hazards and liabilities related to food products, such as contamination. A discovery of contamination in any of our wines, through tampering or otherwise, could result in a recall of products. Any recall would significantly damage our reputation for product quality, which we believe is one of our principal competitive assets, and could seriously harm our business and sales. Although we maintain insurance to protect against these risks, we may not be able to maintain insurance on acceptable terms, and this insurance may not be adequate to cover any resulting liability.

A decrease in wine score ratings by important rating organizations could have a negative impact on our ability to create greater demand and pricing.

Many of our brands are issued ratings or scores by local and national wine rating organizations, and higher scores usually translate into greater demand and higher pricing. Although some of our brands have been highly rated in the past, and we believe our farming and winemaking activities are of a quality to generate good ratings in the future, we have no control over ratings issued by third-parties which may not be favorable in the future.

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

Recent and future zoning ordinances, environmental restrictions and other legal requirements may limit our plans to expand production capacity, as well as any future development of new vineyards and wineries. In addition, federal legislation has been proposed that could significantly increase excise taxes on wine. Other federal legislation has been proposed which would prevent us from selling wine directly through the mail. This proposed legislation, or other new regulations, requirements or taxes, could harm business and operating results. Future legal or regulatory challenges to the wine industry could also harm business and impact our operating results.

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

We have experienced increases in energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs. We may experience significant future increases in the costs associated with environmental regulatory compliance, including fees, licenses and the cost of capital improvements to our operating facilities in order to meet environmental regulatory requirements. Future operating expenses and margins will be dependent on the ability to manage the impact of cost increases. We cannot guarantee that it will be able to pass along increased energy costs or increased costs associated with environmental regulatory compliance to our customers through increased prices.

In addition, we may be party to various environmental remediation obligations arising in the normal course of business or in connection with historical activities of businesses that may be acquired. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants at current and former properties, the potential exists for remediation, liability and indemnification costs to differ materially from the costs that have been estimated. We cannot guarantee that the cost in relation to these matters will not exceed projections or otherwise have an adverse effect upon our business reputation, financial condition or results of operations.

Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business, operations or financial performance, and water scarcity or poor water quality could negatively impact production costs and capacity.

Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events and climate change may negatively affect agricultural productivity in the regions from which we presently source agricultural raw materials such as grapes. Decreased availability of raw materials may increase the cost of goods for our products. Severe weather events or changes in the frequency or intensity of weather events can also disrupt the supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of products to retailers and consumers.

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

Natural disasters, including earthquakes or fires, could destroy our facilities or our inventory, and/or negatively impact contracted third-party production and storage capacity and availability.

We must store our wine in a limited number of locations for a period of time prior to its sale or distribution. Any intervening catastrophes, such as an earthquake or fire, that result in the destruction of all or a portion of our wine would result in a loss of investment in, and anticipated profits and cash flows from, that wine. Such a loss would seriously harm business and reduce sales and profits.

From time to time we may become subject to litigation arising in the ordinary course of business. Uninsured judgments or a rise in insurance premiums may adversely impact business, financial condition and results of operations.

In the ordinary course of business, we may become subject to legal and regulatory proceedings. Any claims raised in such proceedings, whether with or without merit, could be time consuming and expensive to defend and could divert our attention and resources. Additionally, the outcome of such proceedings may differ from expectations because outcomes are often difficult to predict reliably. Various factors can lead to changes in estimates of liabilities and other costs and may require us to make new or additional estimates. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on results of operations in any particular period.

In accordance with customary practice, we maintain insurance against some, but not all, potential claims. In the future, we may not be able to maintain insurance at commercially acceptable premium levels. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact on the business, financial condition and results of operations.

Risks Related to Our Organizational Structure

Truett-Hurst, Inc.’s only material asset is its interest in the LLC, and it is accordingly dependent upon distributions from the LLC to pay taxes, make payments under the tax receivable agreement or pay dividends.

Truett-Hurst, Inc. is a holding company and has no material assets other than its controlling member equity interest in the LLC. It has no independent means of generating revenue. We will cause the LLC to make distributions to our unit holders in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement (which we expect to be substantial) and declared dividends, if any. To the extent that we need funds, and the LLC is restricted from making such distributions under applicable law or regulation or under the terms of the financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

The Founders have significant influence on Truett-Hurst, Inc. and their interests may differ from those of the public shareholders.

As of June 30, 2018, the Founders and Affiliates control 40.1% of the combined voting power through their ownership of the outstanding Class A common stock and/or Class B common stock. Because the Founders and Affiliates hold a majority of their ownership interest in the business through the LLC (approximately 94% of their ownership), rather than through the public company, the Founders and Affiliates may have conflicting interests with holders of shares of the Class A common stock. For example, the Founders and Affiliates may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that we entered in to, and whether and when we should terminate the tax receivable agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions may take into consideration the Founders’ and Affiliates’ tax or other considerations even where no similar benefit would accrue to us. The tax receivable agreement also provides that upon certain mergers, asset sales, or other forms of business combinations, substantial payment obligations to the Founders and Affiliates will accelerate.

We will be required to pay the counterparties to the tax receivable agreement for certain tax benefits we may claim arising in connection with current exchanges, future purchases or exchanges of LLC Units and related transactions, and the amounts we may pay could be significant.

We entered into a tax receivable agreement with the pre-IPO owners that provides for the payment by Truett-Hurst, Inc. to these parties of 90% of the benefits, if any, that Truett-Hurst, Inc. is deemed to realize as a result of the increases in tax basis resulting from its purchases or exchanges of LLC Units and certain other tax benefits related to it entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

We expect the payments that we may make under the tax receivable agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual benefits realized in respect of the tax attributes subject to the tax receivable agreement and/or distributions to Truett-Hurst, Inc. by the LLC, or if LLC funds are not sufficient to permit Truett-Hurst, Inc. to make payments under the tax receivable agreement after it has paid taxes. The payments under the tax receivable agreement are not conditioned upon the continued ownership of us by the counterparties to the tax receivable agreement. The tax receivable agreement also provides that upon certain mergers, asset sales, or other forms of business combinations, substantial payment obligations to the Founders and Affiliates will accelerate.

We are required to make a good faith effort to ensure that we has sufficient cash available to make any required payments under the tax receivable agreement. The operating agreement of the LLC requires the LLC to make “tax distributions” which, in the ordinary course, will be sufficient to pay the actual tax liability and to fund required payments under the tax receivable agreement. If for any reason the LLC is not able to make a tax distribution in an amount that is sufficient to make any required payment under the tax receivable agreement or we otherwise lack sufficient funds, interest would accrue on any unpaid amounts at LIBOR plus 500 basis points until they are paid. If we breach any of our material obligations under the tax receivable agreement, substantial payment obligations will generally be accelerated and due as if we had exercised our right to terminate the agreement

In the event that we and an exchanging LLC Unit holder are unable to resolve a disagreement with respect to the tax receivable agreement, we are required to appoint either an expert in the relevant field or an arbitrator to make a determination, depending on the matter in dispute.

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

Payments under the tax receivable agreement are based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, Truett-Hurst, Inc. will not be reimbursed for any payments previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the benefits that we actually realize in respect of (i) the increases in tax basis resulting from exchanges of LLC Units and (ii) certain other tax benefits related to entering in to the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Risks Related to our Class A Common Stock

Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a delisting of the Class A common stock.

If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the requirement that it maintain a share price of at least $1.00 per share, NASDAQ may take steps to de-list the Class A common stock. Such a delisting could have a significant negative effect on the value and liquidity of our Class A common stock, may preclude us from using exemptions from certain state and federal securities regulations, and could adversely affect our ability to raise capital on terms acceptable to us or at all. In the event of a delisting, we would expect to seek to take actions to restore compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken would allow the Class A common stock to become listed again, stabilize the market price or improve the liquidity of the Class A common stock or prevent the Class A common stock from dropping below the NASDAQ minimum bid price requirement in the future.

We could choose to delist and deregister the Class A common stock, which would result in more limited access to information and decreased liquidity.

The Company incurs direct and indirect costs and burdens associated with the filing and reporting requirements imposed on SEC reporting companies by the Exchange Act and complying with the Sarbanes-Oxley Act.   In light of such costs and burdens and the sale of the Wholesale Business, the Company has considered and will continue to consider cost-saving alternatives to remaining a NASDAQ listed reporting company. We would be eligible to delist from The NASDAQ Capital Market and deregister our Class A common stock under Sections 12(b), 12(g) and 15(d) of the Exchange Act if we have less than 300 shareholders of record (as defined in the Exchange Act), do not file a registration statement (of which we have no current plans to file) in the current fiscal year and meet certain other requirements. Delisting would likely have a negative effect on the price of the Class A common stock and would impair our ability to sell or purchase our Class A common stock when we wished to do so, and deregistration would suspend our obligations to provide periodic reporting under the Exchange Act and to comply with proxy rules, beneficial ownership reporting and other similar SEC requirements, resulting in limited access to financial and other information. As of the June 30, 2018, we believe we meet the requirements to delist and deregister, after which your access to our business information would be more restricted and the liquidity of your Class A common stock would significantly decrease.

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

Even if we decide in the future to pay any dividends, Truett-Hurst, Inc. is a holding company with no independent operations of its own except its controlling member equity interest in the LLC. As a result, Truett-Hurst, Inc. depends on the LLC and its affiliates for cash to pay its obligations and make dividend payments. Deterioration in the financial condition, earnings or cash flow of the LLC and its affiliates for any reason could limit or impair its ability to pay cash distributions or other distributions to us. In addition, our ability to pay dividends in the future is dependent upon receipt of cash from the LLC and its affiliates. The LLC and its affiliates may be restricted from sending cash to us by, among other things, law or provisions of the documents governing our existing or future indebtedness.

If securities or industry analysts stop publishing research or reports about our business, or if they downgrade their recommendations regarding our Class A common stock, the stock price and trading volume could decline further.

As a small-cap company, our common stock has limited liquidity. The market price and trading volume of shares of the common stock are volatile and are likely to continue to fluctuate substantially in response to various factors, many of which are beyond our control and may not be related to operating performance. The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We have limited research coverage for our stock and it is difficult to attract research coverage for small-cap companies like ours. If any of the analysts who cover us downgrade our Class A common stock or publishes inaccurate or unfavorable research about our business, our Class A common stock price may decline further. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the Class A common stock price or trading volume to decline further and the Class A common stock to be less liquid.

The market price and trading volume of our common stock are volatile and may be affected by market conditions beyond our control.

As a small-cap company, our common stock has limited liquidity. The market price and trading volume of shares of the common stock are volatile and are likely to continue to fluctuate substantially in response to various factors, many of which are beyond our control and may not be related to operating performance. These fluctuations could cause investors to lose part or all of their investment in shares of our common stock. In addition, operating results could be below the expectations of the public market analysts and investors due to a number of potential factors, including variations in quarterly operating results, departures of key management personnel, failure to meet analysts' earnings estimates, publication of research reports about the industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, and other factors. You may be unable to resell our shares of Class A common stock at or above the price you originally paid. In addition, as a result of our market capitalization, among other factors, there is limited liquidity in the market for our common stock. As a result, even if you choose to sell your shares of Class A common stock, you may find it difficult to do so.

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

As of June 30, 2018, we had an aggregate of 10.5 million shares of Class A common stock authorized but unissued, including approximately 2.73 million shares of Class A common stock issuable upon exchange of outstanding LLC Units and 0.1 million shares reserved for issuance under our 2012 Incentive Plan. See Part II, Item 8, Note 9, “Stock-based Compensation” to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The certificate of incorporation authorizes us to issue these shares of Class A common stock and restricted stock rights relating to Class A common stock for the consideration and on the terms and conditions established by the board of directors in our sole discretion. Any Class A common stock that is issued, including under the 2012 Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by then existing holders of Class A common stock.

We incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect results of operations, financial condition, business and prospects.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. We expect compliance with these rules and regulations will require significant management time and attention.

The costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

Our failure to timely file periodic reports we are required to file under the Securities Exchange Act of 1934 could adversely affect the market for our Class A common stock and make it more difficult for us to access the public markets to raise debt or equity capital.

We filed our Annual Report on Form 10-K for the year ended June 30, 2017 approximately two weeks late, and because of the time required to complete and file this report, we also were also unable to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 on a timely basis. We are also filing this Annual Report on Form 10-K approximately two weeks late.  Failure to timely file periodic reports subjects us to the risk of delisting of our Class A common stock from The NASDAQ Capital Market, may preclude us from using exemptions from certain state and federal securities regulations, limit our ability to access the public markets to raise debt or equity and could adversely affect our ability to raise capital on terms acceptable to us or at all.

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

We no longer qualify as an “emerging growth company” and will be required to comply with certain provisions of the Sarbanes-Oxley Act and can no longer take advantage of reduced disclosure requirements.

For as long as we remained an emerging growth company, we could take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We no longer qualify for such status, and as we are no longer an emerging growth company, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies. Even though we no longer qualify as an emerging growth company, we currently do, and may continue to, qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements. However, we cannot be certain we will continue to so qualify or predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own a 25-acre property located at 5610 Dry Creek Road, Healdsburg, California, of which approximately 15 acres is used for growing grapes. The remainder of the property is used for two tasting rooms, retail sales space, and office space for support staff. Although we have maintained the proper permits to build a winery at this location and there is infrastructure, such as electricity and access to water, necessary to operate a winery on the property, we have not made the requisite capital expenditures to construct a building to house grape-crushing equipment and wine storage tanks. We believe that the facility can be used to expand our wine-making operations in the future and provide better control over wine quality.

We lease wine production space within a custom crush facility located in Santa Rosa, California. The lease commenced on April 15, 2017 and ends in March 2019. The initial 14-month term has been renewed for additional periods as agreed to by both parties. Previously, we leased a winery located at 4035 Westside Road, Healdsburg, California. In June of 2016, we settled outstanding litigation related to this tasting room and winery production facility lease in exchange for payment of $1.0 million to the LLC, quitclaimed certain rights, and modified our lease such that we vacated the tasting room portion of the property prior to December 31, 2016, and vacated the winery production portion prior to May 31, 2017. We received a series of settlement payments totaling $1.0 million in fiscal year 2017. The entire $1.0 million was recorded as a gain in other income on the consolidated statement of operations in FY17. The gain was offset by a reserve for abandoned assets in the amount of $0.1 million. The $0.1 million represents the book value of assets that were left at the property when we vacated the premises in December 2016.

We lease approximately 2,500 square feet for administrative offices at 125 Foss Creek Circle, Healdsburg, California. In June 2016, we renewed the lease for an additional three years. The renewed lease term is November 1, 2016 through October 31, 2019. We also lease approximately 1,600 square feet for executive and administrative offices at 165 Foss Creek Circle, Healdsburg, California. The lease commenced on September 1, 2016 and ends on October 31, 2019.

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

In January 2016, Mendocino Wine Group (“MWG”) filed a complaint against Phillip Hurst and the LLC alleging breach of fiduciary duty, interference with contract, and interference with economic advantage. On November 10, 2016, the Sonoma County Superior Court granted MWG’s Motion to Consolidate the case with a second complaint MWG filed against a law firm for legal malpractice and breach of fiduciary duty. On November 20, 2017, the Sonoma County Superior Court granted Phillip Hurst and the LLC’s Motion for Summary Judgment to dismiss the breach of fiduciary duty claim. MWG has dismissed the other two causes of action. The plaintiff, MWG, had until February 2018 to appeal the Court’s decision. This matter is now closed and a final disbursement from the trust account related to the settlement was received in April 2018 in the amount of $10,000.

In June 2016, we settled outstanding litigation with the Hambrecht Wine Group, L.P. related to the lease of one of our tasting rooms and a winery production facility located at 4035 Westside Road, Healdsburg, California, in exchange for payment of $1.0 million to the LLC, quitclaimed certain rights, and modified our lease such that we vacated the tasting room portion of the property prior to December 31, 2016, and vacated the winery production portion prior to May 31, 2017. We received a series of settlement payments totaling $1.0 million in fiscal year 2017 and recorded a net gain of $0.8 million related to the lease termination in our consolidated statement of operations for the fiscal year ended June 30, 2017.

Indemnification Obligations

Our certificate of incorporation and bylaws provide that we shall indemnify directors and executive officers and shall indemnify other officers and employees and other agents to the fullest extent permitted by law. We believe that indemnification under the bylaws covers at least negligence and gross negligence on the part of indemnified parties. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether the bylaws would permit indemnification.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A common stock is traded on The NASDAQ Capital Market under the symbol “THST.” As of June 30, 2018, there were 54 holders of record of Class A common stock and 6 holders of record of Class B common stock. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for the Class A common stock, as reported on The NASDAQ Capital Market:

Fiscal 2017	Low Price	High Price
Quarter ended 9/30/2016	$1.55	$2.34
Quarter ended 12/31/2016	$1.58	$1.92
Quarter ended 3/31/2017	$1.74	$2.54
Quarter ended 6/30/2017	$2.00	$2.36

Fiscal 2018	Low Price	High Price
Quarter ended 9/30/2017	$1.90	$2.27
Quarter ended 12/31/2017	$1.88	$2.27
Quarter ended 3/31/2018	$1.82	$2.10
Quarter ended 6/30/2018	$1.26	$2.07

As of September 28, 2018, the last reported sale price on The NASDAQ Capital Market for our common shares was $1.84 per share. Our Class B common stock is not publicly traded.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain all future earnings for use in the expansion and operation of our business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of the board of directors, subject to applicable law and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant.

We are a holding company and have no material assets other than our controlling member equity interest in the LLC. We intend to cause the LLC to make distributions in an amount sufficient to cover cash dividends, if any, declared by us. If the LLC makes such distributions to us, the other holders of LLC Units will be entitled to receive equivalent distributions.

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

Overview

Following the sale of the Wholesale Business to Precept on August 13, 2018, we are now only operating our direct to consumer (“DTC”) business based at our estate property in Healdsburg, California as well as the sale of our three brands to national retailers. We produce luxury tier Pinot Noir, Chardonnay, Sauvignon Blanc, Zinfandel, Petite Sirah, and Syrah for our three brands: Truett Hurst, VML and Svengali. We maintain a wine club for Truett Hurst and VML and we provide a premier experience leveraging our creekside property, hospitality, customer service and award winning wine quality. We continue to be headquartered in Sonoma County, California and lease space for wine production within a custom crush facility located in Santa Rosa, California. The direct to consumer channel consists of sales of products produced by us through our tasting rooms, wine clubs and our winery websites.

We operate two tasting rooms and lease a winery where wine is produced from many varieties of grapes principally grown or purchased in Sonoma County’s Dry Creek Valley and Russian River Valley appellations. Established in 2007, Truett-Hurst was the first winery operation and brand that focuses on producing limited lots of super-premium wine from a range of varietals, including Zinfandel, Chardonnay, Sauvignon Blanc, Pinot Noir, Petite Sirah and other unique red blends from grapes sourced from local growers in the Dry Creek Valley. Established in 2011, VML was the second winery operation and brand that focuses on producing limited lots of super-premium and ultra-premium wines from grapes purchased from local growers in the Russian River Valley. The primary varietals include Pinot Noir, Chardonnay, Sauvignon Blanc, and Gewurztraminer. The Svengali brand was established most recently to focus entirely on a single Dry Creek Valley Syrah.

Formation Transactions

On June 19, 2013, the limited liability company agreement of the LLC was amended and restated to, among other things, modify our capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that are referred to as “LLC Units.” We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their LLC Units for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

In connection with the IPO, one share of Class B common stock was distributed to each existing holder of LLC Units each of which provides its owner with no economic rights but entitles the holder, without regard to the number of shares of Class A common stock held by such holder, to one vote on matters presented to our shareholders for each LLC Unit held by such holder. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law.

At June 30, 2018, there were 2.73 million LLC Units held by parties other than the Company which upon exercise of the right to exchange would exchange for Class A common stock on a one-for-one basis. At June 30, 2018, our Founders and Affiliates control 40.1% of the voting power of the outstanding Class A common stock and the outstanding Class B common stock. Prior to conversion of their LLC Units, each holder of LLC Units holds a single share of the Class B common stock. Accordingly, the Founders and Affiliates have significant influence on the election of the members of the board of directors, and thereby of the management and affairs.

Exchange Agreement and Tax Receivable Agreement

We have an exchange agreement with the existing owners of the LLC, several of whom are directors and/or officers. Under the exchange agreement, each LLC member (and certain permitted transferees thereof) may (subject to the terms of the exchange agreement) exchange their LLC Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash, at our election. As a holder exchanges their LLC Units, our interest in the LLC will be correspondingly increased. Through June 30, 2018, certain LLC members have exchanged 1.3million LLC units, on a one-for-one basis, for shares of our Class A common stock, under the exchange agreement.

In connection with the exchange agreement, we also entered into a tax receivable agreement (“TRA”) with the LLC members. The agreement provides for the payment from time to time, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) increases in tax basis resulting from the exchange of LLC Units and (ii) certain other tax benefits related to our entering into the agreement, including tax benefits attributable to payments under the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC. For purposes of the agreement, the benefit deemed realized by the corporate taxpayer will be computed by comparing the actual income tax liability of the corporate taxpayer (calculated with certain assumptions) to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the exchanges, and had the corporate taxpayer not entered into the agreement. The term of the agreement will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the agreement for an amount based on the agreed payments remaining to be made under the agreement or the corporate taxpayer breaches any of its material obligations under the agreement in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the agreement. In addition, the tax receivable agreement provides that upon certain mergers, asset sales, or other forms of business combinations, substantial payment obligations to the Founders and Affiliates will accelerate.

The LLC has made an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of LLC Units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of the LLC at the time of an exchange of the LLC Units. As a result of these exchanges, Truett-Hurst Inc. will become entitled to a proportionate share of the existing tax basis of the assets of LLC. In addition, the purchase of LLC Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of the LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that Truett-Hurst, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

RESULTS OF OPERATIONS

Factors Affecting Operating Results

Net sales are affected by advertising, discounts and promotions, merchandising and packaging, all of which have a significant impact on consumers’ buying decisions. Continued growth of net sales and profits will depend, substantially, on the continued popularity of existing brands, the ability to effectively manage the sales channels, and the ability to maintain sufficient product supply to meet expected growth in demand.

Cost of sales includes wine-related inputs, such as grapes and semi-finished bulk wine, bottling materials, such as bottles, capsules, corks and labeling materials, labor and overhead expenses, including inbound and outbound freight, storage and barrel depreciation.

Discontinued Operations

During the fourth quarter ended June 30, 2018, we implemented a plan to sell off our wholesale business line (the “Business”). We completed the sale as of August 13, 2018.

Comparison of the Fiscal Year 2018 and 2017

The following table compares the financial results:

	Fiscal Years Ended June 30,
	(in thousands, except percentages)
	2018	2017
Net Sales	$6,471	$5,960
Cost of Sales	2,502	2,153
Gross Profit	3,969	3,807
Gross Profit %	61.3%	63.9%

For the fiscal year ended June 30, 2018, net sales increased $0.5 million or 8.6% while the gross profit margin decreased from 63.9% to 61.3%. The decrease in gross profit during the year ended June 30, 2018 compared to the prior year was primarily due to an increase in cost of sales attributable to higher case sales, and an increase in discounts which contributed to lower net sales. Also contributing to the lower gross profit during the fiscal year ended June 30, 2018 is an increase in inventory reserves and write-offs.

Direct to consumer net sales increased 8.6% for the year ended June 30, 2018. The increase in direct to consumer net sales was primarily due to continued efforts to grow the channel through wine club and tasting room sales, as well as special offers presented via email to wine club members and others. A portion of the increase is also due to higher sales in the broad retail market for the year ended June 30, 2018, and sales to one large retailer during the first quarter.

Sales discounts and depletion allowances are recorded as a reduction of sales at the time of sale. For the fiscal years ended June 30, 2018 and June 30, 2017, sales discounts and depletion allowances totaled $3.1 million and $2.3 million, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, advertising and other costs for marketing and promoting our products.

A comparative summary of sales and marketing expenses follows:

	Fiscal Years Ended June 30,
	In thousands, except percentages
	2018	2017	Increase (Decrease)	% Change
Sales and marketing	$1,509	$1,654	$(145)	(8.8)%

Percentage of net sales	23.3%	27.7%	-4.4%

While the absolute dollars spent on sales and marketing expenses decreased 8.8% for the fiscal year ended June 30, 2018 compared to fiscal year ended June 30, 2017, the expense measured as a percentage of net also sales decreased from 27.7% in 2017 to 23.3% in 2018 caused by lower net sales. The dollar decrease for the fiscal year 2018 is due to lower hosted wine club events and lower freight and shipping costs.

The amounts billed to customers for shipping and handling are recorded as sales and reported as the costs are incurred for shipping and handling as a sales and marketing expense. For the fiscal years ended June 30, 2018 and June 30, 2017, shipping costs were $0.5 million and $0.6 million, respectively.

General and Administrative

General and administrative expenses include the costs associated with personnel, professional fees, insurance and other expenses related to administrative and compliance functions.

A comparative summary of general and administrative expenses follows:

	Fiscal Years Ended June 30,
	In thousands except percentages
	2018	2017	Increase (Decrease)	% Change
General and administrative	$2,338	$1,763	$575	32.6%

Percentage of net sales	36.1%	29.6%	-6.5%

General and administrative expense for the fiscal year ended June 30, 2018 increased $0.6 million compared to FY17. The increase was primarily due to increases in outside services. Also included in general and administrative expense for the year ended June 30, 2018 is the accrual of a termination liability of $0.3 million as further explained below.

On March 30, 2018, Evan B. Meyer, the Company’s former Chief Financial Officer, terminated employment with the Company. In connection with his termination, we and Mr. Meyer entered into a separation agreement providing for a cash severance payment of $0.1 million, to be paid in two monthly installments, and payment of his COBRA premiums for continuation of health benefits for up to six months. In addition, Mr. Meyer’s outstanding equity-based awards granted which were unvested on the date of his termination became fully vested and, in the case of options, exercisable. The separation agreement also includes Mr. Meyer’s release of claims and certain other covenants in favor of the Company. Since this condition existed as of March 31, 2018, we accrued $0.3 million in general and administrative associated with the separation agreement as a termination liability as of March 31, 2018 consisting of $0.2 million of acceleration of stock options and restricted stock units, and $0.1 million in severance and benefit payments.

Interest Expense

For each of the fiscal years ended June 30, 2018 and June 30, 2017 interest and loan fee amortization was approximately $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary sources of available cash are from operations, bank borrowings and equity offerings. The primary cash needs are to fund working capital requirements (primarily inventory), capital expenditures for barrels and other equipment to facilitate production, repay indebtedness (interest and principal payments) and operating expenses. We are able to borrow against working capital assets (accounts receivable and inventory) through an asset based bank loan.

	June 30, 2018	June 30, 2017	Increase (Decrease)	% Change
	(in thousands, except percentages)
Working capital	$11,197	$13,002	$(1,805)	(13.9)%
Cash and cash equivalents	$278	$783	$(505)	(64.5)%

The line of credit, which was refinanced on August 17, 2017, is a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the LIBOR. The line of credit initially matured on July 31, 2018. We received an extension on the maturity to October 31, 2018.

The weighted average interest rate on the line of credit was 3.79% and 2.82% for the fiscal years ended June 30, 2018 and June 30, 2017, respectively. During the fiscal year 2018, our average borrowings outstanding under our revolving credit facility was $8.5 million, compared to average borrowings under the credit facility of $5.5 million in the prior year.

The outstanding balances on the lines of credit are:

	June 30, 2018	June 30, 2017
Lines of Credit	(in thousands)
Revolving line of credit	$8,058	$6,963
Equipment line of credit	—	327
Total lines of credit	$8,058	$7,290

The bank borrowings were collateralized by substantially all of our assets and supported by guaranties from certain of the LLC members with significant ownership positions. Availability on the revolving line of credit was subject to a monthly borrowing base and compliance with certain covenants, including, without limitation, a minimum current assets to current liabilities ratio (measured quarterly), and a debt to effective tangible net worth ratio (measured quarterly). When the line of credit was renewed on August 17, 2017, the previous debt service coverage ratio (measured quarterly on a trailing twelve-month basis) was replaced with a minimum quarterly EBITDA covenant. We were out of compliance with minimum quarterly EBITDA covenant for quarters ended September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018, but received waivers for those periods from our lender, with the exception of June 30 due to the full payoff of the outstanding facilities in August. We were in compliance with all other covenants at June 30, 2017 and June 30, 2018.

All debt balances were paid off on August 13, 2018 with the proceeds received from the sale of Wholesale Business to Precept.

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

Cash Flows

	Fiscal Years Ended
	(in thousands)
	2018	2017	Increase (Decrease)
Net cash (used in) provided by operating activities	$(1,254)	$699	$(1,953)
Net cash provided by (used in) investing activities	$82	$(709)	$(792)
Net cash provided by (used in) financing activities	$500	$(3,192)	$3,692

Operating Activities

For the fiscal year ended June 30, 2018, net cash used in operating activities was $1.3 million which was an increase of $2.0 million versus the prior year. The increase in cash flows used in operating activities is primarily attributable to higher inventories and lower payables offset by a decrease in accounts receivable.

Investing Activities

We used $0.8 million less cash related to investing activities in FY18 compared to FY17. This was largely the result of a $1.9 million one time insurance proceed settlement receipt in FY18. Excluding the one time settlement cash used in investing activities would have increased by $1.3 million largely driven by purchases of wine making equipment.

Financing Activities

The increase in net cash provided by financing activities relates solely to borrowings from bank financing and a change in our fiscal year end cash management strategy.

Contractual Obligations and Commitments

Financing Agreements

Borrowings

Our indebtedness during fiscal year 2018 was comprised primarily of bank loans including a line of credit and long term debt. Subsequent to June 30, 2018 the associated balances were paid in full. See further discussion in Note 12 “Subsequent Events”.

Lines of Credit

On September 8, 2017, we completed the refinancing process of our lines of credit. Below is a description of the lines of credit as of June 30, 2018 as well as the line put in place as of September 8, 2017.

•

Line of Credit Note - As of June 30, 2018, we had a $10.0 million revolving line of credit with an outstanding balance of $8.1 million and a maturity date of July 31, 2018. The outstanding balance accrued interest at an annual interest rate of 2.25% above LIBOR.

•

Equipment Purchase Line of Credit Note - As of June 30, 2018, we had a $0.5 million equipment purchase line of credit note with no outstanding balance. The outstanding balance accrued interest at a rate of 2.25% above the floating One-Month LIBOR Rate. This equipment purchase line of credit matured July 31, 2018 and converted to a $0.3 million term loan with a 36-month amortization schedule. We chose not to request a new equipment purchase line of credit note from the lender.

•

Foreign Exchange Note - As of June 30, 2018, we had foreign exchange note in the principal amount of $0.1 million from the bank due on or before July 31, 2018 that carried a 15% credit percentage and permitted us to enter into any spot or forward transaction to purchase from or sell to the bank a foreign currency of an agreed amount. There was no balance outstanding on the foreign exchange note as of June 30, 2017. We chose not to extend the maturity date of the foreign exchange note.

Capital Lease

In June 2017, we entered into a 72-month capital lease related to wine production equipment. The future lease commitments are $0.02 million per year for fiscal years 2019 through 2023.

Long Term Debt

Long term debt in fiscal year 2018 consisted of various notes payable to a bank secured by specific property and/or equipment. The total outstanding principal balance on all the notes as of June 30, 2018 was $3.2 million. The interest rates and maturity dates of the notes are described in Part II, Item 8, Note 7, “Borrowings.” In connection with the sale of the Wholesale Business on August 13, 2018, the Company paid off all obligations pursuant to its bank borrowings, and terminated its obligations thereunder.

Non-cash Common Stock Issuance

In accordance with our board of director’s compensation policy, restricted stock units totaling 93,334 and 45,180 vested during FY18 and FY17, respectively, and resulted in the noncash issuance of our Class A common shares.

Covenants

The bank borrowings contain usual and customary covenants, including, among others, limitations on incurrence of senior indebtedness, the making of loans and advances, investments, acquisitions, and capital expenditures, the incurrence of liens, and the consummation of mergers and asset sales. The loan included the minimum current assets to current liabilities ratio covenant (measured quarterly) and the maximum debt to effective tangible net worth ratio covenant (measured quarterly). Pursuant to the lender’s Modification Agreement dated August 17, 2017, the previous debt service coverage ratio (measured quarterly on a trailing twelve-month basis) was replaced with a minimum quarterly EBITDA covenant.

We were out of compliance with the minimum quarterly EBITDA covenant for quarters ended September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018, but received waivers for those periods from our lender, with the exception of June 30 due to the full payoff of the outstanding facilities in August. We were in compliance with all other covenants at June 30, 2017 and June 30, 2018.

Security Agreements and Limited Guaranties

The bank borrowings were collateralized by substantially all our assets. Additionally, certain LLC members who are also our executive officers and/or directors, as well as certain trusts and other entities under their control (together the “Guarantors”), entered into limited guarantee agreements which guarantee the payment to the bank of all sums presently due and owning and all sums which shall in the future become due and owning. The liability of the individual Guarantors ranges from 23% to 61% of the sum of all obligations due plus the costs, expenses and interest associated with the collection of amounts recoverable under the guarantee.  Subsequent to June 30, 2018 the associated balances were paid in full.  See further discussion in Note 12 “Subsequent Events”.

Concentration of Credit Risk and Off-Balance Sheet Arrangements

Our cash is held in highly rated credit institutions. Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business maintain cash balances in excess of federally insured limits.

Accounts receivable consists primarily of trade receivables from customers. We review accounts receivable regularly and makes estimates for an allowance when there is doubt as to the collectability of individual balances. The accounts receivable credit risk is not concentrated within any one geographic area. We have national distribution agreements with multi-state distributors and these distributors make up a significant amount of the accounts receivable; however, we believe the accounts receivable credit risk is limited. We have not experienced any material charge offs.

Off-Balance Sheet Arrangements

We do not have off-balance sheet risks related to foreign exchange contracts, option contracts or other foreign hedging arrangements.

We enter into short and long term contracts with third-parties and related party growers to supply a portion of future grape inventory requirements. The following table presents future minimum grape and purchase commitments as of June 30, 2018:

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2019	$1,095	$30	$1,125
2020	594	59	653
2021	157	60	217
Thereafter	51	123	174
Total	$1,897	$272	$2,169

Production & Storage

We enter into various contracts with third-party service providers for grape crushing, wine storage and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. Our current contracts for custom crush services cover the 2018 harvest.

Leases

We lease space for wine production within a custom crush facility located in Santa Rosa, California. The lease, which relates to the 2017 harvest, commenced April 15, 2017 and initially terminated on June 15, 2018. The initial 14-month term has been renewed for an additional 12 month period as agreed to by both parties. The future lease commitments as presented below include amounts for this lease. In addition, pursuant to the terms of the lease and related winery facilities agreement, we are obligated to pay variable processing fees based on the tonnage of grapes crushed in the facility.

We lease approximately 2,500 square feet for administrative offices at 125 Foss Creek Circle, Healdsburg, California. In June 2016, we renewed the lease for an additional three years. The renewed lease term is November 1, 2016 through October 31, 2019. We also lease approximately 1,600 square feet for executive and administrative offices at 165 Foss Creek Circle, Healdsburg, California. The lease commenced on September 1, 2016 and ends on October 31, 2019. The future lease commitments as presented below include amounts for these two leases.

Rent payments were $0.4 million for the fiscal year ended June 30, 2018, compared to $0.4 million for the fiscal year ended June 30, 2017.

Future lease commitments are:

Years ending June 30,
(in thousands)
2019	$390
2020	31
2021	—
Thereafter	—
Total future rent payments	$421

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Truett-Hurst, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Truett-Hurst, Inc. and subsidiary (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2012.

Santa Rosa, California

October 15, 2018

TRUETT-HURST, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$278	$783
Inventories	5,826	6,277
Other current assets	251	295
Current assets of discontinued operations	18,396	16,474
Total current assets	24,751	23,829
Property and equipment, net	6,320	5,353
Intangible assets	38	38
Other assets, net	73	142
Noncurrent assets of discontinued operations	—	676
Total assets	$31,182	$30,038
Liabilities and Equity
Current liabilities:
Lines of credit	$8,058	$7,290
Accounts payable	409	606
Accrued expenses	237	125
Current portion of capital lease obligation	11	11
Current maturities of long term debt	3,235	491
Liabilities of discontinued operations	3,740	2,304
Total current liabilities	15,690	10,827
Long term debt, net of current maturities	—	3,002
Capital lease obligation, net of current portion	52	63
Total liabilities	$15,742	$13,892
Commitments and contingencies (Note 8)
Equity:
Shareholders’ equity:
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized, none issued and outstanding at June 30, 2018 and 2017	—	—
Class A common stock, par value of $0.001 per share, 15,000,000 authorized, 4,535,750 issued and outstanding at June 30, 2018 and 4,426,789 issued and outstanding at June 30, 2017	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized, 6 issued and outstanding at June 30, 2018 and 7 issued and outstanding at June 30, 2017	—	—
Additional paid-in capital	16,527	16,082
Accumulated deficit	(6,299)	(5,651)
Total Truett-Hurst, Inc. shareholders' equity	10,232	10,435
Noncontrolling interest	5,208	5,711
Total equity	15,440	16,146
Total liabilities and equity	$31,182	$30,038

See accompanying notes to consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Fiscal Year Ended June 30,
	2018	2017
Sales	$6,483	$5,972
Less excise tax	(12)	(12)
Net sales	6,471	5,960
Cost of sales	2,502	2,153
Gross profit	3,969	3,807
Operating expenses:
Sales and marketing	1,509	1,654
General and administrative	2,338	1,763
Loss on disposal of assets	16	62
Total operating expenses	3,863	3,479
Income from operations	106	328
Other income (expense):
Interest expense, net	(102)	(81)
Gain on lease termination, net	—	844
Gain on fair value of interest rate swap	76	131
Gain on insurance settlement	1,879	—
Other income (expense), net	11	(7)
Total other income, net	1,864	887
Income before income tax expense	1,970	1,215
Income tax expense	(2)	(2)
Net income from continuing operations	1,968	1,213
Loss from discontinued operations, net of tax	(3,049)	(1,417)
Net loss attributable to Truett-Hurst, Inc. and H.D.D. LLC	(1,081)	(204)
Net loss attributable to noncontrolling interest: H.D.D. LLC	(433)	(153)
Net loss attributable to Truett-Hurst, Inc.	$(648)	$(51)
Net income (loss) per share, basic and diluted:
Continuing operations	$0.44	$0.28
Discontinued operations	(0.68)	(0.32)
Attributable to noncontrolling interest	0.10	0.03
Attributable to Truett-Hurst, Inc.	$(0.14)	$(0.01)
Weighted average shares used in computing net loss per share:
Basic and diluted weighted average shares	4,470,185	4,377,994

See accompanying notes to consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Class A Shares	Amount	Class B Shares	Amount	Add’l Paid- in Capital	Accumulated Deficit	Non Controlling Interest	Total Equity
Balance at July 1, 2016	4,306,609	$4	7	$—	$15,794	$(5,600)	$6,023	$16,221
Vesting of Class A restricted stock	45,180	—	—	—	—	—	—	—
Conversion of LLC Units for Class A common stock	75,000	—	—	—	159	—	(159)	—
Stock-based compensation expense	—	—	—	—	129	—	—	129
Net loss	—	—	—	—	—	(51)	(153)	(204)
Balance at June 30, 2017	4,426,789	4	7	—	16,082	(5,651)	5,711	16,146
Vesting of Class A restricted stock	95,966	—	—	—	—	—	—	—
Conversion of LLC Units for Class A common stock	33,628	—	(1)	—	70	—	(70)	—
Taxes paid related to net share settlement of equity awards	(20,633)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	375	—	—	375
Net loss	—	—	—		—	(648)	(433)	(1,081)
Balance at June 30, 2018	4,535,750	$4	6	$—	$16,527	$(6,299)	$5,208	$15,440

See accompanying notes to consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income from continuing operations	$1,968	$1,213
Loss from discontinued operations, net of tax	(3,049)	(1,417)
Net loss	(1,081)	(204)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	929	824
Stock-based compensation	375	129
Executive termination benefits	133	—
Impairment of intangibles	4	—
Loss on sale of bulk wine	22	—
Gain on fair value of interest rate swap	(76)	(131)
Gain on lease termination, net	—	(844)
Proceeds received on lease termination	—	955
Gain on insurance settlement	(1,879)	—
Loss on disposal of assets	12	62
Changes in operating assets and liabilities, net
Inventories	402	(211)
Other current assets	121	(249)
Accounts payable	(197)	643
Accrued expenses	(19)	(275)
Net cash (used in) provided by operating activities	(1,254)	699
Cash flows from investing activities:
Acquisition of property and equipment	(1,910)	(674)
Acquisition of intangible and other assets	(14)	(40)
Proceeds from insurance settlement	1,906	—
Proceeds from sale of assets	100	5
Net cash provided by (used in) investing activities	82	(709)
Cash flows from financing activities:
Net (payments on) proceeds from lines of credit	1,096	(3,021)
Proceeds from long term debt	—	387
Payments on long term debt	(585)	(558)
Payments on capital lease obligation	(11)	—
Net cash provided by (used in) financing activities	500	(3,192)
Discontinued Operations
Net cash provided by (used in) operating activities	69	(48)
Net cash provided by (used in) investing activities	100	(10)
Net cash provided by (used in) discontinued operations	169	(58)
Net change in cash and cash equivalents	(503)	(3,260)
Cash and cash equivalents at beginning of year	783	4,043
Cash and cash equivalents at end of year	$278	$783
Supplemental disclosure of cash flow information:
Cash paid for interest	$470	$327
Cash paid for income taxes	$1	$2
Non-cash investing and financing activities:
Equipment financed with capital lease obligation	$—	$74

See accompanying notes to consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

NOTE 1 - Business

Business

Truett-Hurst, Inc. (“Truett-Hurst”, the “Company”, or “THI”) is a holding company formed in Delaware and its sole asset is a controlling interest in H.D.D. LLC (“LLC”). The audited consolidated financial statements as of and for the years ended June 30, 2018 and June 30, 2017 include the results of Truett-Hurst, Inc. and its subsidiary, the LLC. Truett-Hurst consolidates the financial results of the LLC and records a noncontrolling interest for the economic interest in the LLC that is not attributable to Truett-Hurst, Inc.

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

Quantities or results referred to as “to date” or “as of this date” mean as of or to June 30, 2018, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year. For example, “FY18” and “fiscal year 2018” each refer to the fiscal year ended June 30, 2018. This Annual Report on Form 10-K references certain trademarks and registered trademarks of products or service names of other companies mentioned in this Annual Report on Form 10-K that may be trademarks or registered trademarks of its respective owners.

On August 13, 2018, the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Precept Brands LLC, a Washington limited liability company (“Precept”) pursuant to which the Company agreed to sell certain assets comprising its wholesale wine business (the “Wholesale Business”) to Precept (the “Precept Transaction”). As a result, certain balances have been adjusted to reflect the results of this transaction. See Note 3, “Discontinued Operations” , and Note 12, “Subsequent Events”.

Capital Structure

The Company has two classes of stock with shares outstanding: Class A common stock and Class B common stock. As of June 30, 2018, there were 4,535,750 shares of Class A common stock and 6 shares of Class B common stock outstanding. One share of Class B common stock is issued to each holder of LLC units which, on matters presented for shareholder vote, provides its owner one vote for each LLC unit held. The 6 shares of Class B common stock were associated with 2.73 million LLC units (the entire amount of LLC units held by parties other than the Company) and represents 40% of the voting power of the combined outstanding Class A and Class B common stock.

The Company maintains an exchange agreement with holders of LLC units, several of whom are directors and/or officers, under which each LLC member may exchange their LLC units for shares of Class A common stock on a one-to-one basis. Through ownership of Class A and Class B common stock, individuals who are officers and/or directors of the Company control 40% of the voting power of the combined outstanding Class A and Class B common stock.

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

Accounts Receivable

Accounts receivable consists primarily of trade receivables from customers who tend to be large distributors. Accounts receivable are reviewed regularly and estimates are made for allowance for doubtful accounts when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary as of June 30, 2018 and June 30, 2017.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the useful lives of the asset, principally twenty to forty years for building and improvements, five years for machinery and equipment, seven to fifteen years for vineyard development, ten to twenty years for vineyard equipment, five to ten years for furniture and fixtures, the shorter of estimated useful life or lease term, generally five years for leasehold improvements and five years for vehicles. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included as a component of income from operations.

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

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

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

Discontinued Operations

In determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyze whether the group of assets being disposed represents a component of our Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we consider whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations, as well as any gain or loss on the disposal, if applicable, are aggregated and separately presented in our consolidated statements of operations, net of income taxes

Revenue Recognition

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

Sales Discounts and Depletion Allowances

Sales discounts and depletion allowances are recorded as a reduction of sales at the time of the sale. For FY18 and FY17, sales discounts and depletion allowances totaled $3.1 million and $2.3 million, respectively.

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

Sales and Marketing Expense

Sales and marketing expenses consist primarily of personnel costs, advertising and other costs for marketing and promoting the Company’s products. Sales and marketing expenses are expensed as incurred. For FY18 and FY17, sales and marketing expense totaled approximately $1.5 million and $1.7 million for fiscal years ended June 30, 2018 and June 30, 2017 respectively.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

General and Administrative Expenses

General and administrative expenses include the costs associated with personnel, professional fees, insurance and other expenses related to administrative and compliance functions. For FY18 and FY17, total general and administrative expenses totaled approximately $2.3 million and $1.8 million, respectively.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are recorded as sales, and the costs incurred for shipping and handling are recorded as a sales and marketing expense. Gross margins may not be comparable to other companies in the same industry as other companies may record shipping and handling costs as cost of sales. For FY18 and FY17, shipping costs were $0.5 million and $0.6 million, respectively.

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

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

Reclassifications

Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported consolidated results of continuing operations.

Recently Adopted Accounting Pronouncements

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This standard amends ASC 740, Income Taxes, to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Company has applied the guidance in ASU 2018-05; see Note 11, Income Taxes, for further disclosure.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition (as updated by ASU 2015-14 in August 2015, ASU 2016-08 in March 2016, and ASU 2016-20 in December 2016). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. ASU 2015-14 delayed the required adoption date for public entities to periods beginning after December 15, 2017, although early adoption to the original effective date under ASU 2014-09 is permitted. Once implemented, the Company can use one of two retrospective application methods for prior periods.

The Company has completed its evaluation of the provisions of this standard and concluded that the adoption will not result in a material adjustment to beginning accumulated deficit as the Company does not have any uncompleted revenue contracts. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

The Company will adopt this new standard effective July 1, 2018 using the modified retrospective method of adoption as permitted by the standard. Under this method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of stockholders’ equity, and revenues reported in the periods prior to the date of adoption are not changed. The adoption of Topic 606 will have not have a material impact on the Company’s financial position, results of operations, stockholders’ equity, or cash flows.

In February 2016, the FASB issued ASU 2016-02: “Leases (Topic 842) and ASU 2018-10: Codification Improvements to Topic 842, Leases”. These ASUs require that a lessee recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. For income statement purposes, leases are still required to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The Company is assessing the impact the adoption of this standard will have on its financial statement and plans to adopt this ASU in fiscal year 2020.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company will adopt the provisions of ASU 2016-15 effective July 1, 2018, and the adoption of this standard will not impact the Company’s consolidated statement of cash flows going forward.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance is expected to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. Changes to the terms or conditions of a share-based payment award that do not impact the fair value of the award, vesting conditions, and the classification as an equity or liability instrument will not need to be assessed under modification accounting. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company will adopt the provisions of ASU 2017-09 effective July 1, 2018 and the adoption of this standard will not impact the Company’s accounting for its stock-based compensation.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)”, which changes the classification analysis of certain equity-linked financial instruments with down round features. Under current U.S. GAAP, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under ASC 480 is evaluated under the ASC 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative (and is therefore measured at fair value at each reporting period). Under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock under ASC 815. Accordingly, these financial instruments are no longer measured at fair value at each reporting period. ASU 2017-11 also requires entities that calculate earnings per share to recognize the effect of the down round feature when it is triggered (at this time, the effect is treated as a dividend and as a reduction of income available to common stockholders in basic earnings per share). It is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures.

NOTE 3 - DISCONTINUED OPERATIONS

During the fourth quarter of fiscal year 2018, we determined to discontinue operations of the Wholesale Business. The Company decided to sell all assets and liabilities directly related to those assets associated with the Wholesale Business due to the sustained losses incurred. Further, the Company determined that the discontinued operations represented a strategic shift that will have a major effect on the Company’s operations and financial results since it represented a complete exit from the wholesale business and, therefore, classified the disposal group as held for sale as of June 30, 2018.

In accordance with ASC 205-20-45-1E, the results of discontinued operations are aggregated and separately presented in our consolidated statements of operations, net of income taxes. The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, within the accompanying Consolidated Balance Sheets at June 30, 2018 and 2017, and consist of the following:

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

Assets and Liabilities of Discontinued Operations

	June 30, 2018	June 30, 2017
Carrying amounts of assets included in discontinued operations
Accounts receivable	$3,031	$1,932
Inventories	14,151	14,332
Bulk wine deposits	629	—
Property, plant and equipment, net	26	—
Intangible assets, net	219	—
Other current assets, net	340	210
Total current assets	$18,396	$16,474
Property, plant and equipment, net	—	73
Intangible assets, net	—	468
Other assets, net	—	135
Total noncurrent assets	$—	$676
Total assets	$18,396	$17,150
Carrying amounts of liabilities included in discontinued operations
Accounts payable	$936	$1,388
Accrued expenses	2,164	421
Depletion allowance and accrual for sales returns	640	495
Total current liabilities	$3,740	$2,304

Operating Results of Discontinued Operations

	June 30, 2018	June 30, 2017
Revenues
Total revenues less excise tax	$17,282	$15,576
Cost of sales	13,468	12,161

Operating costs and expenses
Selling, general and administrative expenses	6,377	4,473
Depreciation and amortization	85	81
Interest expense	373	250
Other expense	28	28
Net loss attributable to Truett-Hurst, Inc. and H.D.D. LLC from Discontinued Operations	3,049	1,417
Net loss attributable to noncontrolling interest: H.D.D. LLC	1,221	1,063
Net loss attributable to Truett Hurst, Inc.	1,828	354
Net loss per share from discontinued operations basic and diluted	(0.68)	(0.32)

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

Cash Flow from Discontinued Operations

	Fiscal Year Ended
	June 30,	June 30,
	2018	2017
Net cash provided by (used in) operating activities	$69	$(48)
Net cash provided by (used in) investing activities	100	(10)
Net cash provided by (used in) discontinued operations	$169	$(58)

On August 13, 2018, pursuant to the terms of the Purchase Agreement of the same date, the LLC sold the Wholesale Business. As a part of this agreement the Company will maintain a continuing relationship with the purchaser as noted in the Royalty Payment Agreement (the “Royalty Payment Agreement”) and the Transition Services Agreement (the “Transition Services Agreement”).

The Company received proceeds of $18 million. After the estimated transaction-related costs and expenses of approximately $0.9 million, the Company used the remaining proceeds to pay off secured debt first with any residual proceeds used to pay unsecured debt.

NOTE 4 - INVENTORIES

Inventories comprise:

	June 30, 2018	June 30, 2017
	(in thousands)
Grapes and bulk wine	$2,412	$1,426
Bottled wine	3,315	4,774
Bottling materials and other	99	77
Total inventories	$5,826	$6,277

See Note 12, “Subsequent Events”.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment comprise:

	June 30, 2018	June 30, 2017
	(in thousands)
Land and land improvements	$3,260	$3,260
Building and improvements	1,854	1,420
Machinery and equipment	3,437	2,189
Vineyard development	554	554
Vineyard equipment	53	88
Furniture and fixtures	391	200
Leasehold improvements	28	79
Vehicles	119	113
	9,696	7,903
Less: accumulated depreciation and amortization	(3,376)	(2,550)
Total property and equipment, net	$6,320	$5,353

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

Total depreciation and amortization expense for the fiscal years ended June 30, 2018 and June 30, 2017 was $0.9 million and $0.7 million, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets comprise:

	June 30, 2018	June 30, 2017
	(in thousands)
Indefinite lives:
Trademarks	$38	$38
Total intangible assets	$38	$38

Amortization expense related to intangible assets was negligible during FY18 and FY17.

NOTE 7 - BORROWINGS

The Company’s indebtedness as of June 30, 2018 was comprised primarily of bank loans including lines of credit and long term debt. Subsequent to June 30, 2018 the associated balances were paid in full.  See further discussion in Note “12 Subsequent Events”.

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

On August 17, 2017, the Company completed the renewal process of its revolving line of credit with Bank of the West. The Company chose not to request a new equipment purchase line of credit note from the lender. In addition, the Company chose not to extend the maturity date of the foreign exchange note. The credit facility, which initially matured on July 31, 2018, consists of a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the London Interbank Offered Rate (“LIBOR”). In the fiscal year 2016, the credit facility also included (a) a capital equipment line with a maximum commitment of $0.5 million which carried an interest rate of 2.25% above floating One-Month LIBOR, and (b) a foreign exchange facility with a maximum commitment of $0.1 million which allowed the Company’s bank to enter into any spot or forward transaction to purchase or sell a foreign currency. The Company did not use the foreign exchange facility during the twelve months ended June 30, 2018.

The credit facility was secured by a pledge of substantially all of the Company’s assets and is supported by guaranties from certain LLC members with significant ownership positions. The bank borrowings contain usual and customary covenants, including, among others, limitations on incurrence of senior indebtedness, the making of loans and advances, investments, acquisitions, and capital expenditures, the incurrence of liens, and the consummation of mergers and asset sales. The credit facility maintains the minimum current assets to current liabilities ratio covenant (measured quarterly) and the maximum debt to effective tangible net worth ratio covenant (measured quarterly). When the line of credit was renewed on August 17, 2017, the previous debt service coverage ratio (measured quarterly on a trailing 12-month basis) was replaced with a minimum quarterly EBITDA covenant. The Company was out of compliance with the minimum EBITDA covenant on its revolving line of credit for the quarters ended September 30, 2017, December 31, 2017, and March 31, 2018, but received waivers in October 2017, February 2018 and May 2018, respectively, for those periods from the Company’s lender. If the Company was unable to obtain the necessary waivers and the debt was accelerated, it would have a material adverse effect on the financial condition and future

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

operating performance, and the Company would be required to limit activities. The Company was in compliance with all other covenants at June 30, 2018.

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

Long Term Debt

Long term debt comprises:

		June 30, 2018	June 30, 2017
		(in thousands except payment information)
Long term debt:
Note 1	(1)	$2,581	$2,716
Note 2	(2)	—	45
Note 3	(3)	69	158
Note 4	(4)	143	270
Note 5	(5)	209	304
Note 6	(6)	233	—
Total notes payable		3,235	3,493
Less: current maturities		—	(491)
Total long term debt		$3,235	$3,002

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.
(2)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures November 1, 2018 at 3.75% interest.
(3)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 15, 2019 at 3.75% interest.
(4)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $11,267, matures July 1, 2019; at 3.90% interest.
(5)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $8,729, matures July 1, 2020; at 3.95% interest.
(6)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $9,701, matures August 20, 2020; at 4.25% interest.

In connection with the sale of the Wholesale Business on August 13, 2018, the Company paid off all obligations pursuant to its bank borrowings, and terminated its obligations thereunder.

Covenants

The bank borrowings contain usual and customary covenants, including, among others, limitations on incurrence of senior indebtedness, the making of loans and advances, investments, acquisitions, and capital expenditures, the incurrence of liens, and the consummation of mergers and asset sales. The loan maintains the minimum current assets to current liabilities ratio covenant (measured quarterly) and the maximum debt to effective tangible net worth ratio covenant (measured quarterly). When the line of credit was renewed on August 17, 2017, the

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

previous debt service coverage ratio (measured quarterly on a trailing twelve-month basis) was replaced with a minimum quarterly EBITDA covenant. The Company was out of compliance with the minimum quarterly EBITDA covenant for quarters ended September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018, but received waivers for those periods from the lender, with the exception of June 30 due to the full payoff of the outstanding facilities in August. The Company was in compliance with all other covenants at June 30, 2017 and June 30, 2018.

Capital Lease

In June 2017, the Company entered into a 72-month capital lease related to wine production equipment. The future lease commitments are $0.02 million per year for fiscal years 2019 through 2023.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases space for wine production within a custom crush facility located in Santa Rosa, California. The initial lease term commenced April 15, 2017 and ended on June 15, 2018. The initial 14-month term has been renewed for an additional 12 month period as agreed to by both parties.

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

Rent payments for these facilities were $0.4 million for the fiscal years ended June 30, 2018 and June 30, 2017.

Future lease commitments are:

Years ending June 30,
(in thousands)
2019	$390
2020	31
2021	—
Thereafter	—
Total future rent payments	$421

Supply Contracts

The Company enters into short and long term contracts with third-parties and related party growers to supply a portion of its future grape requirements. Future minimum grape purchase commitments are as follows:

Years ending June 30,	Third-Parties	Related Parties	Total
2019	$1,095	$30	$1,125
2020	594	59	653
2021	157	60	217
Thereafter	51	123	174
Total	$1,897	$272	$2,169

At June 30, 2018, total future purchase commitments for grapes are approximately $2.2 million and are expected to be fulfilled during fiscal 2023.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

Production & Storage

The Company enters into various contracts with third-party service providers for grape crushing, wine storage, and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. The Company’s current contracts for custom crush services cover the 2018 harvest.

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

Exchange Agreement and Tax Receivable Agreement

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

In connection with the exchange agreement, the Company has entered into a tax receivable agreement (“TRA”) with the LLC members. The TRA provides for the payment from time to time, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) increases in tax basis resulting from the exchange of LLC Units and (ii) certain other tax benefits related to the Company entering into the agreement, including tax benefits attributable to payments under the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the TRA or the corporate taxpayer breaches any of its material obligations under the TRA in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the TRA. In addition, the TRA provides that upon certain mergers, asset sales, or other forms of business combinations, substantial payment obligations to the Founders and Affiliates will accelerate.

Indemnification

From time to time the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third-parties. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded at June 30, 2018 and June 30, 2017 for these obligations on the consolidated balance sheets.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

NOTE 9 - STOCK-BASED COMPENSATION

Equity Incentive Plan

In 2012, the Board of Directors approved and adopted The 2012 Stock Incentive Plan (the “Plan”). The Plan allows for the granting of restricted stock awards, restricted stock units and stock options to employees, directors and non-employees. As of June 30, 2018, the 2012 Plan has 1.0 million shares reserved for issuance and a total of 0.1 million granted equity incentive shares remaining to be issued.

A summary of the activity for restricted stock awards is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years
Outstanding at July 1, 2016	5,263	$3.80	1.46
Exercised	(2,632)	—	—
Outstanding at June 30, 2017	2,631	$3.80	0.49
Exercised	(2,631)	(3.8)	(0.49)
Outstanding at June 30, 2018	—	—	—
Expected to vest at June 30, 2018	—	$—	—

The Company’s vesting period for restricted stock awards varies from immediate vesting upon issuance to ratably over a four year period. The Company had an unrecognized expense at June 30, 2018 and 2017 of approximately $0 and $4,586 respectively, related to unvested restricted stock grants which will be recognized over the remaining weighted average service periods of 0 and 0.5 years, respectively.

In accordance with the Company’s board of director’s compensation policy, restricted stock units totaling 93,334 and 45,180 vested during FY18 and FY17, respectively, and resulted in the noncash issuance of the Company’s Class A common shares.

A summary of the activity for restricted stock units is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years
Outstanding at July 1, 2016	88,930	$3.30	2.22
Granted	33,334	2.25	—
Vested	(45,180)	1.66	—
Forfeited, cancelled or expired	(43,750)	5.00	—
Outstanding at June 30, 2017	33,334	$2.25	0.50
Granted	172,184	1.86	—
Vested	(93,334)	(1.98)	—
Forfeited, cancelled or expired	(16,990)	—	—
Outstanding at June 30, 2018	95,194	$1.86	0.52
Expected to vest at June 30, 2018	95,194	$—	—

The restricted stock units vest predominantly over four years. The Company had an unrecognized expense at June 30, 2018 and 2017 of approximately $58,559 and $54,181, respectively, related to unvested restricted stock units which will be recognized over the remaining weighted average service periods of 0.3 and 0.5 years, respectively.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

A summary of the activity for stock options is presented below:

	Number of Shares	Weighted Avg Exercise Price Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2016	465,000	$2.95	9.04	$—
Granted	100,000	1.78	—	—
Forfeited, cancelled or expired	(350,000)	—	—	—
Outstanding at June 30, 2017	215,000	$1.67	9.04	$—
Options Vested	50,000	$1.61	8.90	—
Options Non-Vested	165,000	$1.69	9.07	$—
Options Exercisable	50,000	$1.61	8.90	—

Granted	50,000	1.35	—	—
Forfeited, cancelled or expired	(155,000)	(1.27)	—	—
Outstanding at June 30, 2018	110,000	$1.09	8.18	$(109)
Options Vested	55,000	$1.09	8.33	(78.8)
Options Non-Vested	55,000	$1.09	7.72	$(30)
Options Exercisable	55,000	$1.09	8.33	(78.8)

Stock options vest predominantly over four years.  As of June 30, 2018, and June 30, 2017 unrecognized expense associated with unvested stock options totaled $29,452 and $171,568, respectively.  These expenses will be recognized over the remained weighted average service periods of 0.4 and 2.0 years respectively.

During the year ended June 30, 2018, the Company granted various employees options to purchase a total of 50,000 shares of common stock. The options have a 3-year term and have an exercise price of 2.08 per share.  The Company accounts for stock-based compensation costs at fair value measured on the date of grant of the award using a Black-Scholes option valuation model for stock option awards.

The weighted average estimated fair value per share of the stock options at grant date was $1.35 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

	2018	2017
Expected life	5.4 years	6.3 years
Estimated volatility	79.97%	83.05%
Risk-free interest rate	0.02%	0.01%
Dividends	—	—

The following table summarizes stock-based compensation included in the consolidated statements of operations for the fiscal years ended June 30, 2018 and 2017, respectively:

	Fiscal Year Ended June 30,
	(in thousands)
	2018	2017
Sales and marketing	$21	$33
General and administrative	354	96
Total stock-based compensation	$375	$129

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

In March 2018, Evan B. Meyer, the Company’s former Chief Financial Officer, terminated employment with the Company. In connection with his termination, the Company and Mr. Meyer entered into a separation agreement providing that outstanding equity-based awards granted by the Company that were unvested on the date of his termination became fully vested and, in the case of options, exercisable. Stock compensation expense of $0.2 million was accrued in association with the acceleration of 120,000 (of which 43,125 shares were previously vested) stock options and 60,000 restricted stock units based on the market rate at the date of termination of $1.84. The acceleration of the vesting of these shares is reflected in the activity of the table for restricted units as the acceleration was dependent on Mr. Meyer’s acceptance of the separation agreement which occurred in April of 2018. There was no incremental expense as a result of this modification.  Due to the acceleration of vesting there was a one time charge to expense of $0.3 million in April 2018.

NOTE 10 - FINANCIAL INSTRUMENTS

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

In October 2012, the Company executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and Ten-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value on the consolidated balance sheets. Changes in the fair value of this instrument have been recognized in the consolidated statements of operations in other income (expense). The maturity date of the swap is May 31, 2022. The following tables set forth the interest rate swap fair values at June 30, 2018 and at June 30, 2017:

	Fair value Measurements at Reporting Date
	(in thousands)
	Fair Value as June 30, 2018	Significant Other Observable Inputs
		(Level 2)
Assets
Interest rate swap (1)	$84	$84
Total	$84	$84

(1)	Included in “Other current assets” in the Balance Sheet

	Fair value Measurements at Reporting Date
	(in thousands)
	Fair Value as of June 30, 2017	Significant Other Observable Inputs
		(Level 2)
Liabilities
Interest rate swap (2)	$8	$8
Total	$8	$8

(2)	Included in “Accrued expenses” in the Balance Sheet

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

In connection with the sale of the Wholesale Business on August 13, 2018, the Company paid off all obligations pursuant to its outstanding interest rate swaps, and terminated its obligations thereunder.

NOTE 11 - INCOME TAXES

The Company is subject to entity level taxation in certain states and is subject to U.S. Federal and state income taxes with respect to its allocable share of any taxable income of the LLC. The Company will be taxed at the prevailing corporate tax rates.

All income before taxes is recognized domestically. Income tax expense for FY18 and FY17 consists of:

	Fiscal Year Ended June 30, 2018
	(in thousands)
	Current	Deferred	Total
U.S. Federal	$—	$—	$—
State and Local	2	—	2
	$2	$—	$2

	Fiscal Year Ended June 30, 2017
	(in thousands)
	Current	Deferred	Total
U.S. Federal	$—	$—	$—
State and Local	2	—	2
	$2	$—	$2

The difference between income taxes computed using the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	June 30, 2018	June 30, 2017
	(in thousands)
Computed tax at statutory rate – continuing operations	$336	$328
State taxes, net of federal benefit	112	56
Loss from discontinued operations	(750)	(464)
Rate benefit as a LLC	91	52
Meals and entertainment	16	14
Stock-based compensation	32	22
Other permanent differences	10	—
Tax Cuts and Jobs Act Impact	1,480	—
Valuation allowance	(1,325)	(6)
Income tax expense	$2	$2

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

Components of deferred tax assets (liabilities) consist of the following:

	June 30, 2018	June 30, 2017
	(in thousands)
Deferred tax assets:
Accrued compensation	$18	$10
Stock-based compensation	39	44
Intangible assets	1,397	2,568
Net operating losses	1,101	1,354
Inventories	67	84
Other	6	6
Gross deferred tax assets	2,628	4,066
Valuation allowance	(2,542)	(3,867)
Total deferred tax assets, net of valuation allowance	86	199
Deferred tax liabilities:
Unrealized gain	(14)	(2)
Property and equipment	(72)	(197)
Total deferred tax liability	(86)	(199)
Net deferred taxes	$—	$—

In FY17, a valuation allowance of $3.9 million was recorded after assessing all the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The assessment of future income of the Company did not change in FY18 and a valuation allowance continues to be recorded on the deferred tax assets in the amount of $2.5 million. The Company’s possible liability associated with the tax receivable agreement will not be recognized until the valuation allowance is partially or fully reversed.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company has revalued its net deferred tax asset at December 31, 2017. The revaluation resulted in a reduction of our net deferred tax asset by $1.1 million, which was offset by a change in the valuation allowance of $1.1 million. Many of the Act's provisions become effective in our fiscal 2019, and the Company does not expect that the Act will have a significant impact on the results of operations.

The Company and the LLC are subject to annual California franchise tax. Truett-Hurst, Inc. files U.S. Federal and California income tax returns. The Company has gross federal and state net operating losses of approximately $3.8 million and $3.9 million, respectively. Both jurisdictions have expiration dates beginning in 2035.

For Truett-Hurst, Inc., U.S. federal and state tax returns associated with fiscal years 2015 through 2017 are currently open to examination. U.S. federal and state tax returns for the LLC associated with calendar year ended 2014 and fiscal years ended 2015 through 2017 are currently open to examination. There were no material uncertain tax positions and the Company does not expect major changes in the next twelve months.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

NOTE 12 - SUBSEQUENT EVENTS

On August 13, 2018, the Company formally entered into the Purchase Agreement with Precept, pursuant to which the Company has sold certain assets, primarily inventory and related intangibles, comprising its Wholesale Business to Precept (the “Precept Transaction”). The Purchase Agreement provides that Precept will pay an aggregate consideration of approximately $18 million in cash and royalty payments to acquire the Wholesale Business, subject to certain closing adjustments. See Note 3 for further information regarding discontinued operations.

The Company also entered into a Transition Services Agreement in connection with the sale of the Wholesale Business, under which we will provide winemaking and other services to Precept over the nine month period following closing.

Finally, a portion of the purchase price is based on Precept’s sales of the Wholesale Business brands and is paid over time pursuant to a Royalty Payment Agreement. If Precept fails to sell sufficient amounts of such brands or the market for the Wholesale Business brands deteriorates, such royalty amounts may not be realized in full or at all.

Concurrent with the execution of the Purchase Agreement the Company also terminated or modified the employment arrangements with Jason Strobbe and Jean-Marc Bussion. As a part of the respective separation agreements, the Company agreed to accelerate the vesting of certain outstanding equity awards. Both individuals were terminated effective August 31, 2018 which resulted in the acceleration of 2,085 RSUs and 48,336 stock options. There was no incremental expense incurred as a result of this modification.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

The Company carried out an evaluation, with the participation of management, and under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2018.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. The Company conducted an assessment of the effectiveness of the Company's internal control processes over financial reporting and concluded that the internal control over financial reporting was effective as of June 30, 2018.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated by reference from the definitive proxy statement to be filed relating to the 2018 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.

Item 11. Executive Compensation

The information required under this Item is incorporated by reference from the definitive proxy statement to be filed relating to the 2018 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required under this Item is incorporated by reference from the definitive proxy statement to be filed relating to the 2018 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required under this Item is incorporated by reference from the definitive proxy statement to be filed relating to the 2018 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.

Item 14. Principal Accounting Fees and Services

The information required under this Item is incorporated by reference from the definitive proxy statement to be filed relating to the 2018 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

See Item 8 included in this Annual Report on Form 10-K.

(a)(2) Financial Statements Schedule.

All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

(a)(3) Exhibits:

A list of exhibits required to be filed as part of this Annual Report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

Item 16. Form 10K Summary

None.

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

2.1+

Asset Purchase Agreement, dated as of August 13, 2018, among Truett-Hurst, Inc., H.D.D., LLC and Precept Brands, LLC* (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K filed with the SEC on August 16, 2018).

3.1+	Amended and Restated Certificate of Incorporation of Truett-Hurst, Inc. (incorporated by reference to Amendment No. 1 on Form 10-K/A filed with the SEC on April 17, 2018 (File No.: 001-35973)).

3.2+	Bylaws of Truett-Hurst, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A submitted to the SEC on March 27, 2013 (File No.: 333-187164)).

3.3+

Third Amended and Restated Operating Agreement of H.D.D. LLC, dated as of June 19, 2013 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K submitted to the SEC on June 25, 2013 (File No.: 001-35973)).

4.1+	Class A common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A submitted to the SEC on April 11, 2013 (File No.: 333-187164)).

4.2+	Class B common stock certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A submitted to the SEC on April 11, 2013 (File No.: 333-187164)).

10.1+#	2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 submitted to the SEC on March 11, 2013 (File No.: 333-187164)).

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

10.6+

Royalty Payment Agreement, dated as of September 1, 2018, among Truett-Hurst, Inc., H.D.D., LLC and Precept Brands, LLC* (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the SEC on August 16, 2018).

10.7+

Transition Services Agreement, dated as of August 13, 2018, between H.D.D., LLC and Precept Brands, LLC* (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the SEC on August 16, 2018).

10.8+#

Separation and General Release Agreement by and between the company and Evan B. Meyer, dated March 29, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.9#	Offer Letter of Karen Weaver, dated November 21, 2017, as amended by that certain Amendment of Offer Letter, dated July 11, 2018 (filed herewith).

14+	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A submitted to the SEC on April 3, 2013 (File No.: 333-187164)).

21.1	Subsidiaries of the Registrant

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates documents previously filed.
#	Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
*

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on October 15, 2018.

TRUETT-HURST, INC.

By:	/s/ Phillip L. Hurst
Phillip L. Hurst
Chief Executive Officer and Chairman

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phillip L. Hurst and Karen Weaver, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip L Hurst	President and Chief Executive Officer (Principal Executive Officer)	October 15, 2018
Phillip L Hurst

/s/ Karen Weaver	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer)	October 15, 2018
Karen Weaver

/s/ Marcus Benedetti	Director	October 15, 2018
Marcus Benedetti

/s/ Daniel A Carroll	Director	October 15, 2018
Daniel A Carroll

/s/ Paul E Dolan III	Director	October 15, 2018
Paul E Dolan III

/s/ Barrie Graham	Director	October 15, 2018
Barrie Graham

/s/ Spencer Grimes	Director	October 15, 2018
Spencer Grimes

/s/ Gerry Hansen	Director	October 15, 2018
Gerry Hansen