Form 10-K/A
period 2018-06-30
Truett-Hurst, Inc.
filed 2018-10-29
CIK 1564709

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 29, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $9,286,813 based upon a total of 4,486,383 shares of Class A common stock held by non-affiliates and a closing price of $2.07 per share for the Class A common stock as reported on The NASDAQ Capital Market. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding with respect to each of the classes of our common stock, as of October 10, 2018, is set forth below:

Class	Number of shares outstanding
Class A common stock, par value $0.001 per share	4,575,680
Class B common stock, par value $0.001 per share	6

Documents incorporated by reference: See “Explanatory Note.”

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Truett-Hurst, Inc. (the “Company”) for the fiscal year ended June 30, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2018 (the “Original Filing”). We are filing this Amendment (i) to amend Part III of the Original Filing to include information previously omitted in reliance upon General Instruction G(3) to Form 10-K and (ii) to file the current Bylaws of the Company, as amended, and to make corresponding updates to the Exhibit Index. In accordance with the Rule 12b-15 of the Exchange Act, we are also including as exhibits the current certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to October 15, 2018. In this Amendment, unless the context indicates otherwise, the terms “company,” “we,” “us,” and “our” refer to Truett-Hurst, Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

2

TRUETT-HURST, INC. AND SUBSIDIARY

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our current directors and executive officers and hold the positions set forth below:

Name	Age	Principal Position	Director Since
Marcus Benedetti (1)(2)	43	Director	2014
Daniel A. Carroll (1)(3)	58	Director	2012
Paul E. Dolan, III	68	Director	2012
Barrie Graham (2)(3)	70	Director	2012
Spencer Grimes (3)	52	Director	2017
Gerry Hansen (1)(2)	64	Director	2018
Philip L. Hurst	55	President, Chief Executive Officer and Director	2013
Karen Weaver	57	Chief Financial Officer and Secretary	n/a

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

Daniel A. Carroll. Dan Carroll has served as a partner/managing director of TPG Capital L.P. from 1995 to present. He has served on the Board of Shenzhen Development Bank (China) (2005-2010), Myer Department Stores, Ltd (Australia) (2006-2009), Bank Thai, Ltd (Thailand) (2007-2009) and Healthscope Australia (2010-2011). Mr. Carroll received a Bachelor of Arts from Harvard University in 1982 and a Master of Business Administration from Stanford University Graduate School of Business in 1986. Mr. Carroll has served as a managing member of H.D.D. LLC (“LLC”) and a Director of Truett-Hurst, Inc. since 2012. The Nominating and Governance Committee and the Board selected Mr. Carroll to serve on our Board due to his extensive experience in executive management oversight, private equity, capital markets and transactional matters.

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

Spencer Grimes. Spencer Grimes is Managing Partner of Twinleaf Management LLC, a Connecticut-based investment advisor (“Twinleaf”). Twinleaf constructs and manages client portfolios with an exclusive focus on undervalued small capitalization equities. Twinleaf currently owns approximately 9.68% of the Company’s shares of Class A common stock. See “Security Ownership of Certain Beneficial Owners and Management” below. Prior to founding Twinleaf in 2011, Mr. Grimes was a private equity investor at BG Media Partners and Sequence LLC. From 1996 to 2000, he was an equity research analyst at Citigroup Smith Barney. Early in his career, he held sales and marketing positions at Viacom, Inc., a global entertainment company. Mr. Grimes is also currently an adjunct professor at The New School in New York, teaching a graduate level finance course. He holds a Bachelor of Arts from the University of Virginia and a Masters of Business Administration from Emory University in Atlanta. The Nominating and Governance Committee and the Board selected Mr. Grimes to serve on the board due to his experience in executive management oversight and finance. He is a board director at The Meet Group, Inc. (Nasdaq: MEET).

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

Karen Weaver. Karen Weaver has served as Chief Financial Officer of Truett-Hurst, Inc. since 2018 and has served as Vice President, Corporate Controller of the Company since December 18, 2017. Prior to joining Truett-Hurst, Inc., Ms. Weaver was previously employed by Amyris, Inc. (“Amyris”), a publicly-traded biotechnology company delivering renewable products through its science technology as Vice President and Corporate Controller from October 2012 until September 2014 and Vice President, Finance from September 2014 until her departure on December 15, 2017. On August 1, 2013, Ms. Weaver was appointed Principal Accounting Officer of Amyris. From September 2009 until February 2011, Ms. Weaver served as Vice President and Corporate Controller of Sonic Solutions (“Sonic”), a publicly-traded global digital media software and entertainment solutions provider. At Sonic, Ms. Weaver oversaw the global finance team and was involved in Sonic’s mergers and acquisitions activities. Ms. Weaver has approximately 30 years of management, leadership and industry experience, and has led finance functions for varying stages of companies from early stage to public companies with domestic and foreign operations in the technology, biotechnology, manufacturing and financial services industries.

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

Board Meetings and Attendance

There were thirteen meetings held by the Board of Directors for the fiscal year ended June 30, 2018. The Audit Committee had eight meetings, the Compensation Committee had three meeting and the Nominating & Governance Committee had one meeting in the fiscal year ended June 30, 2018. The Board of Directors requires that directors make a reasonable effort to attend the Company’s annual stockholder meeting.

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

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than ten percent (10%) of our common stock, who are hereinafter collectively referred to as the Reporting Persons, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership of our common stock on Forms 3, 4 and 5. Reporting Persons are required by applicable SEC rules to furnish us with copies of all such forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. To our knowledge, based solely on our review of the copies of the Forms 3, 4 and 5 received by us during the fiscal year ended June 30, 2018 and written representations that no other reports were required, we believe that all reports required to be filed by such persons with respect to the Company’s fiscal year ended June 30, 2018, were timely filed, except that, due to an administrative oversight, Karen Weaver filed a late Form 3.

ITEM 11. EXECUTIVE COMPENSATION

Our executive compensation program is straightforward. We provide our executives with an annual base salary as a fixed, stable form of compensation and an annual cash bonus opportunity to create additional performance incentives. We also from time to time grant our executives equity-based awards to provide an additional incentive to grow our business and further link their interests with those of our stockholders. Our Compensation Committee reviews our executive officers’ overall compensation packages on an annual basis or more frequently as it deems warranted.

As a “smaller reporting company” (as such term is defined under applicable securities laws), we are required to disclose the compensation for our principal executive officer and our two other most highly compensated executive officers serving as of the last day of the applicable fiscal year. In certain cases, disclosure may also be required for individuals who served as executive officers for a portion of the fiscal year but were not serving as executive officers at the end of the year.

The table below sets forth the annual compensation for services rendered during fiscal 2018 and, to the extent applicable under SEC rules, fiscal 2017 by Phillip L. Hurst, our President and Chief Executive Officer, Karen Weaver, our Chief Financial Officer, Jason J. Strobbe, our former Executive Vice President of Sales, and Evan B. Meyer, our former Chief Financial Officer. These individuals are referred to as our “named executive officers.”

As previously disclosed in the Current Reports on Form 8-K filed with the SEC on August 16, 2018 and October 15, 2018, Mr. Hurst has resigned as President and Chief Executive Officer effective November 1, 2018 and Paul E. Dolan, III has been appointed as the Company’s President and Chief Executive Officer, effective as of such date, at a base salary for Mr. Dolan of $200,000 per year during his service as the Company’s President and Chief Executive Officer.

Summary Compensation Table - Fiscal 2017-2018

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(3)	Total ($)
Phillip L. Hurst(4)	2018	315,927	-	-	-	-	10,800	326,727
President and Chief Executive Officer	2017	322,351	-	-	-	-	10,800	333,151

Karen Weaver(5)	2018	111,538	5,000	-	-	-	-	116,538
Chief Financial Officer

Jason J. Strobbe(6)	2018	277,443	25,000	112,800	-	-	-	415,243
Former Executive Vice President - Sales

Evan B. Meyer(7)	2018	317,445	32,488	110,448	67,500	-	188,924	716,805
Former Chief Financial Officer	2017	182,983	-	-	80,500	-	31,600	295,083

(1)	The amounts reported in the “Bonus” column represent discretionary cash bonuses awarded to our executives during fiscal 2018. No bonuses were paid under our executive bonus plan described below for fiscal 2017 or fiscal 2018.
(2)	The amounts reported in these columns represent the aggregate grant date fair value of stock and option awards granted to the named executive officers in the applicable fiscal year (and, in the case of Mr. Meyer, the incremental value of certain awards that accelerated in connection with his termination as referred to in note (7) below). These values have been determined under the principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of equity-based awards contained in Note 9, Stock-Based Compensation, to our consolidated financial statements for the year ended June 30, 2018 included in our Annual Report on Form 10-K, filed with the SEC on October 15, 2018 (or, for awards granted prior to fiscal 2018, the corresponding note to our consolidated financial statements for the applicable fiscal year).
(3)	The amounts reported in the “All Other Compensation” column for 2018 include, for Mr. Hurst, an automobile allowance of $900 a month and, for Mr. Meyer, $42,450 in housing costs paid by the Company
(4)	In August 2018, the Company announced that Mr. Hurst will resign from his position as the Company’s Chief Executive Officer and President, effective November 1, 2018.
(5)	Ms. Weaver commenced employment with the Company on December 18, 2017 and was appointed as the Company’s Chief Financial Officer effective April 27, 2018.
(6)	Mr. Strobbe commenced employment with the Company on May 9, 2016 and was appointed as an executive officer of the Company effective January 1, 2018. Mr. Strobbe’s employment with the Company terminated effective August 31, 2018.
(7)	Mr. Meyer commenced employment with the Company effective October 26, 2016. His employment with the Company terminated effective March 30, 2018. The amount in the “Salary” column for Mr. Meyer includes $3,600 for the payment of his accrued paid time off upon his termination, and the amount in the “All Other Compensation” column includes $144,500 cash severance and $1,974 for COBRA premiums paid by the Company following the termination of his employment as described below under “Separation Agreement.” The amounts in the “Stock Awards” and “Option Awards” columns reflect both (a) the grant date fair values of awards of restricted stock units and stock options, respectively, granted to Mr. Meyer during fiscal 2018 and (b) the incremental fair values attributable to the acceleration of Mr. Meyer’s then-outstanding awards of restricted stock units and stock options, respectively, in connection with the termination of his employment during fiscal 2018 as described below under “Separation Agreement.”

Outstanding Equity Awards as of June 30, 2018

The following table provides information regarding outstanding equity awards held by each of our named executive officers as of June 30, 2018, including the vesting dates for the portions of these awards that had not vested as of that date.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested($)(1)
Phillip L. Hurst	-	-	-		-	-	-		-

Karen Weaver	-	-	-		-	-	-		-

Jason J. Strobbe	5/9/2016	35,000	35,000	(2)	$1.53	5/9/2026
	10/30/2017						60,000	(3)	$98,400

Evan B. Meyer	-	-	-		-	-	-		-

(1)	The dollar amounts shown in this column are determined by multiplying the applicable number of shares or units by $1.64, the closing price of the Company’s common stock on the NASDAQ Global Select Market on June 29, 2018 (the last trading day of fiscal 2018).

(2)	The unvested portion of this option vests in two annual installments, with the first such installment vesting on May 9, 2019.

(3)	These unvested RSUs consist of (i) an award of 10,000 RSUs that vest in four annual installments, with the first such installment vesting on October 30, 2018, and (ii) an award of 50,000 RSUs that vest upon a change in control of the Company.

Executive Employment and Severance Agreements

We entered into an offer letter with Ms. Weaver in November 2017 in connection with her joining the Company. Her offer letter was amended in July 2018. As amended, the letter provides for Ms. Weaver to receive an initial annual base salary of $200,000 and to be eligible for an annual bonus of up to 20% of her salary. She would also be entitled to severance of six months of her base salary if her employment is terminated by the Company in connection with a sale of a majority interest in the Company or a going private transaction. In addition, if Ms. Weaver's employment is terminated by the Company without cause prior to December 31, 2018, she will be entitled to a severance payment equal to the amount of base salary she would have received for the period from her termination of employment through December 31, 2018 had her employment not terminated.

We entered into an offer letter with Mr. Meyer in September 2016 that provided for him to receive an initial base salary of $275,000 and an annual bonus of 20% of the bonus pool established each year under our executive bonus plan described below. The letter also provided for Mr. Meyer to receive a grant of 70,000 stock options upon joining the Company. If a majority interest in the Company was sold and Mr. Meyer’s employment was terminated due to the sale within the first 18 months of his employment with the Company, he would be entitled to severance equal to 12 months of his initial base salary. As noted above, Mr. Meyer’s employment with us terminated effective March 30, 2018.

We entered into an offer letter with Mr. Strobbe in April 2016 that provided for him to receive an initial base salary of $250,000 and eligibility to participate each year in our executive bonus plan described below. The letter also provided for Mr. Strobbe to receive a grant of 70,000 stock options upon joining the Company. As noted above, Mr. Strobbe’s employment with us terminated effective August 31, 2018.

Executive Bonus Plan

We provide our named executive officers the opportunity to receive a cash incentive bonus each fiscal year under our executive bonus plan. Under the plan, a bonus pool equal to 50% of our net income for the fiscal year (up to a maximum pool amount of $500,000) is established, and each participant in the plan is entitled to receive a specified percentage of the pool, subject to the participant’s continued employment with the Company in good standing through the bonus payment date. For fiscal 2018, Mr. Hurst was eligible to receive a 25% share of this bonus pool, and Mr. Meyer was eligible to receive a 20% share of this bonus pool pursuant to his offer letter described above. The Company determined that no bonuses would be awarded under the plan for fiscal 2018 as the Company did not have positive net income for the year.

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

Awards granted under the 2012 Plan are generally only transferable to a beneficiary of a named executive officer upon his death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value.

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

In July 2017, we granted Mr. Meyer 50,000 options with an exercise price of $2.08 per share and a maximum term of 10 years (subject to early termination in connection with a termination of Mr. Meyer’s employment of a change in control of the Company). The option was 25% vested upon grant, and the remaining 75% vested in three annual installments thereafter. In October 2017, we granted to each of Mr. Meyer and Mr. Strobbe an award of 10,000 restricted stock units that vests in four annual installments and an award of 50,000 restricted stock units that vests if a change in control of the Company occurs during the executive’s employment with the Company. Each unit represents the right to receive a share of the Company’s Class A common stock upon vesting of the unit.

In July 2018, we granted Ms. Weaver an award of 60,000 restricted stock units that vests in one installment on July 11, 2019 or, if earlier, upon a sale of the Company or repurchase of a majority of the Company’s Class A common stock.

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

Separation Agreements

As noted above, Mr. Meyer’s employment with the Company terminated effective March 30, 2018. In connection with his termination, the Company and Mr. Meyer entered into a separation agreement that provided for him to receive a cash severance payment of $144,500, to be paid in two monthly installments, and payment of his COBRA premiums for continuation of health benefits for up to six months. In addition, Mr. Meyer’s outstanding equity-based awards granted by the Company that were unvested on the date of his termination became fully vested and, in the case of options, exercisable. The separation agreement also includes Mr. Meyer’s release of claims and certain other covenants in favor of the Company.

As noted above, Mr. Strobbe’s employment with the Company terminated effective August 31, 2018. In connection with his termination, the Company and Mr. Strobbe entered into a separation agreement that provided for him to receive a cash severance payment of $37,358 and a bonus of $5,000, to be paid in a lump sum. In addition, Mr. Strobbe’s outstanding equity-based awards granted by the Company that were unvested on the date of his termination became fully vested and, in the case of options, exercisable. The separation agreement also includes Mr. Strobbe’s release of claims and certain other covenants in favor of the Company.

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

Under our director compensation program in effect for fiscal 2018, retainer and meeting fees for Messrs. Benedetti, Graham, Grimes and Weber were granted in the form of restricted stock units during January 2018 and May 2018, with the applicable dollar amounts being converted to shares based on the closing price of our Class A common stock on the applicable grant date. Each of these awards is scheduled to vest on December 12, 2018. Messrs. Carroll and Dolan declined to receive any award grants for fiscal 2018.

In connection with her joining the Board, Ms. Hansen received an award of 23,475 restricted stock units that is scheduled to vest on July 13, 2019. Because this award was granted after fiscal 2018, it is considered compensation for fiscal 2019 under applicable SEC rules and, accordingly, is not reflected in the table below.

Directors who also serve as employees receive no additional compensation for their service as directors. During fiscal 2018, Mr. Hurst, our President and Chief Executive Officer, was our employee as well as a member of the Board of Directors and thus received no additional compensation for service as a director. See the section titled “Executive Compensation” above for more information about Mr. Hurst’s compensation for fiscal 2018.

The following table sets forth the total compensation paid to our non-employee directors for their service on our board of directors during fiscal 2018:

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Marcus Benedetti	-	$26,536	-	-	$26,536
Daniel A. Carroll	-	-	-	-	-
Paul Dolan III	-	-	-	-	-
Barrie Graham	-	$33,256	-	-	$33,256
Spencer Grimes	-	$17,632	-	-	$17,632
Gerry Hansen(3)	-	-	-	-	-
Paul J. Weber(4)	-	$34,999	-	-	$34,999

(1)	The amounts reported in these columns represent the aggregate grant date fair value of stock and option awards granted to the non-employee directors in fiscal 2018. These values have been determined under the principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of equity-based awards contained in Note 9, Stock-Based Compensation, to our consolidated financial statements for the year ended June 30, 2018 included in our Annual Report on Form 10-K, filed with the SEC on October 15, 2018.

(2)	As of June 30, 2018, our non-employee directors held outstanding and unvested restricted stock unit awards with respect to the following number of shares: Mr. Benedetti, 12,255, Mr. Carroll, 0, Mr. P. Dolan, 0, Mr. Graham, 14,706, Mr. Grimes,8,495, Ms. Hansen, 0, and Mr. Weber, 0. None of our non-employee directors held outstanding stock options on that date.

(3)	Ms. Hansen was appointed to the Board of Directors effective April 12, 2018.

(4)	Mr. Weber resigned as a member of the Board of Directors effective April 15, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Class A and Class B common stock as of October 19, 2018 (i) by each person who is known by us to beneficially own more than 5% of the outstanding shares of our Class A common stock, (ii) by each of our directors, (iii) by each of our named executive officers, and (iv) by all directors and executive officers as a group.

The table is based upon information supplied by directors, officers and principal stockholders. Applicable percentage ownership for each stockholder is based on 4,535,750 shares of Class A common stock and 6 shares of Class B Common Stock, outstanding as of June 30, 2018, together with applicable vested restricted stock units for such stockholders. Beneficial ownership is determined in accordance with the SEC rules and generally includes voting or investment power with respect to securities, subject to community property laws where applicable. Shares of common stock subject to restricted stock awards are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not treated as outstanding for computing the percentage ownership of any other person.

Name and Address	Class A Common Stock	Class B Common Stock(14)	Class A Percentage of Shares Beneficially Owned	Class B Percentage of Shares Beneficially Owned
Bard Associates(1)	457,844	-	10.09%	-

North Star Investment Management Corporation(2)	1,274,271	-	28.09%	-

Twinleaf Management, LLC(3)	408,106	-	9.00%	-

Directors and Officers

Marcus Benedetti(4)	15,820	-	*	-

Daniel A. Carroll(5)	38,700	1	*	16.67%

Paul E. Dolan, III(6)	4,600	1	*	16.67%

Barrie Graham(7)	68,694	1	1.51%	16.67%

Spencer Grimes(8)	444,184	-	9.79%	-

Gerry Hansen(9)	-	-	-	-

Phillip L. Hurst(10)	440	1	*	16.67%

Evan Meyer(11)	180,000	-	3.97%	-

Jason Strobbe(12)	130,000	-	2.87%	-

Karen Weaver(13)	-	-	-	-

All directors and executive officers as a group (10 persons)	882,438	4	19.46%	66.67%

*	less than 1%.

(1)	The address of Bard Associates, Inc. is 135 S. LaSalle St., Suite 3700, Chicago IL, 60603. Comprises of 1,794 shares of Class A common stock in which Bard Associates, Inc. has the sole power to vote or to direct the vote and 457,844 shares of Class A common stock in which Bard Associates has the sole power to dispose or to direct the disposition of, based solely on a Schedule 13G filed on February 13, 2018 for December 31, 2017.

(2)	The address of North Star Investment Management Corporation (“North Star”) is 20 N. Wacker Drive, Suite 1416, Chicago, Illinois 60606. Based solely on a Schedule 13D/A filed on August 16, 2018, the total shares of Class A common stock comprised of 758,034 shares in which North Star has the sole power to vote or to direct the vote, 758,034 shares in which North Star has the sole power to dispose or to direct the disposition thereof and 516,237 shares in which North Star has shared power to dispose or to direct the disposition thereof. As of August 16, 2018, the following persons were known to the North Star to have the right to receive dividends from, or the proceeds from the sale of more than 5% of the Class A common stock of the Company: North Star Micro Cap Fund and North Star 10 10 Fund L.P.

(3)	The address of Twinleaf is 131 Brookwood Lane, New Canaan, CT 06840. The shares are allocated across nine (9) discretionary client accounts. Such clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such securities. No such client contains an interest relating to more than five percent (5%) of the class of securities. Mr. Spencer Grimes, as the Managing Member of Twinleaf, may be deemed to beneficially own the 408,106 shares of Class A common stock allocated across the discretionary accounts.

(4)	Mr. Benedetti also holds 12,136 restricted stock units which will fully vest on December 12, 2018.

(5)	The shares of Class A common stock and Class B common stock, and voting power thereof, are owned by the Carroll-Obremeskey Family Trust u/a/d 15 April 1996, a revocable trust established by Mr. Carroll and Ms. Obremskey. Mr. Carroll and Mrs. Obremskey are joint trustees of the Trust and each person has the power to vote and dispose of any and all securities held by the Trust. Both Mr. Carroll and Mrs. Obremskey disclaims beneficial ownership of the shares and options owned by the other. Does not include 806,596 LLC units, which have the right to exchange for shares of our Class A common stock on a one-for-one basis.

(6)	The shares of Class A common stock and Class B common stock, and voting power thereof, are owned by the Dolan 2005 Family Trust u/a/d 24 August 2005 and amended 28 September 2012, a revocable trust established by Mr. Paul Dolan and Mrs. Dolan. Mr. Paul Dolan and Mrs. Dolan are joint trustees of the Trust and each person has the power to vote and dispose of any and all securities held by the Trust. Both Mr. Paul Dolan and Mrs. Dolan disclaims beneficial ownership of the shares and options owned by the other. Does not include 774,128 LLC units, which have the right to exchange for shares of our Class A common stock on a one-for-one basis.

(7)	Does not include 168,168 LLC units, which have the right to exchange for shares of our Class A common stock on a one-for-one basis.

(8)	Mr. Spencer Grimes, as the Managing Member of Twinleaf, may be deemed to beneficially own the 408,106 shares of Class A common stock allocated across Twinleaf’s nine discretionary client accounts.

(9)	Ms. Hansen holds 23,475 restricted stock units which will fully vest on July 13, 2019.

(10)	The shares of Class A common stock and Class B common stock, and voting power thereof, are owned by the Hurst Family Trust u/a/d 1 August 2004, a revocable trust established by Mr. Hurst and Mrs. Hurst, husband and wife. Mr. Hurst and Mrs. Hurst are joint trustees of the Trust and each person has the power to vote and dispose of any and all securities held by the Trust. Both Mr. Hurst and Mrs. Hurst disclaims beneficial ownership of the share by the other. Does not include 819,114 LLC units, which have the right to exchange for shares of our Class A common stock on a one-for-one basis.

(11)	Consists of stock options to purchase 120,000 shares of Class A common stock and 60,000 restricted stock units, all of which became fully-vested on April 6, 2018 (pursuant to the terms of Mr. Meyer’s separation agreement). Mr. Meyer’s employment with the Company terminated on March 30, 2018.

(12)	Consists of stock options to purchase 70,000 shares of Class A common stock and 60,000 restricted stock units, all of which became fully-vested on August 31, 2018 (pursuant to the terms of Mr. Strobbe’s separation agreement). Mr. Strobbe’s employment with the Company terminated on August 31, 2018.

(13)	Ms. Weaver holds 60,000 restricted stock units that vest in one installment on July 11, 2019 or, if earlier, upon a sale of the Company or repurchase of a majority of the Company’s Class A common stock.

(14)	Each holder of Class B common stock shall be entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each LLC Unit held by such holder.

Equity Compensation Plan Information

We currently maintain the 2012 Stock Incentive Plan (the “2012 Plan”), which has been approved by our stockholders. The following table sets forth information with respect to the 2012 as of June 30, 2018.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plans Approved by Shareholders	208,291	(1)	$0.83	350,853	(2)
Plan Not Approved by Shareholders	-		-	-
Totals	208,291		$0.83	350,853

(1)	110,000 of these shares were subject to stock options then outstanding under the 2012 Plan, and 98,291 of these shares were to subject to restricted stock unit awards outstanding under the 2012 Plan. The weighted-average exercise price presented in column (b) of the table above does not take restricted stock unit awards into account.

(2)	All of these shares were available for issuance under the 2012 Plan. The shares available under the 2012 Plan may be used for any type of award authorized under the 2012 Plan, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other awards payable in shares of our common stock.

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

During the fiscal year 2018, payments of $53,523 and $113,307 to Dark Horse Farming Company and Premium Wine Storage, respectively were made.

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

Director Independence

Our common stock is listed on The NASDAQ Capital Market. As required under the listing standards of NASDAQ, a majority of the members of the Board must qualify as “independent” as affirmatively determined by the Board. Our Board has affirmatively determined that the following five directors are independent within the meaning of the applicable NASDAQ listing standards: Messrs. Benedetti, Carroll, Graham and Grimes, and Ms. Hansen.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BPM LLP served as our independent accountant for the fiscal years ended June 30, 2018 and 2017. The following table sets forth the aggregate amount of various professional fees billed by our principal accountants (in thousands):

	Years Ended June 30,
	2018	2017
Audit fees(1)	$346	$281
Audit-related fees(1)	-	-
Total audit and audit-related fees	$346	$281

(1)	All audit and audit-related fees are approved by the Audit Committee of the Board of Directors.

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

Pre-Approval Policies and Procedures

Our Audit Committee has established procedures for pre-approval of audit and non-audit services as set forth in the Audit Committee Charter. The Audit Committee considers whether the audit and audit-related fee provisions disclosed above are compatible with maintaining BPM LLP’s independence and has so determined that the services provided by BPM LLP are compatible with maintaining BPM LLP’s independence. The Audit Committee pre-approved audit services provided to us by BPM LLP in fiscal year 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit Number	Description

3.2	Bylaws of Truett-Hurst, Inc., as amended

10.1	Offer Letter, dated April 12, 2016, with Jason Strobbe

10.2	Separation and General Release Agreement by and between the Company and Jason Strobbe, dated August 31, 2018

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on October 29, 2018.

TRUETT-HURST, INC.

By:	/s/ Phillip L. Hurst
Phillip L. Hurst
Chief Executive Officer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip L. Hurst
Phillip L Hurst	President and Chief Executive Officer (Principal Executive Officer) and Director	October 29, 2018

/s/ Karen Weaver
Karen Weaver	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 29, 2018

*		October 29, 2018
Marcus Benedetti	Director

*
Daniel A Carroll	Director	October 29, 2018

/s/ Paul E Dolan III
Paul E Dolan III	Director	October 29, 2018

/s/ Barrie Graham
Barrie Graham	Director	October 29, 2018

/s/ Spencer Grimes
Spencer Grimes	Director	October 29, 2018

*
Gerry Hansen	Director	October 29, 2018

* By	/s/ Phillip L. Hurst
Phillip L. Hurst, Attorney-in-Fact

