Form 10-Q
period 2018-09-30
Truett-Hurst, Inc.
filed 2018-11-20
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   x

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class A	Number of Shares Outstanding
Common stock, $0.001 par value per share	4,595,750

Class B	Number of Shares Outstanding
Common stock, $0.001 par value per share	6

TRUETT-HURST, INC. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2018 (unaudited)	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$5,554	$278
Accounts receivable	918	—
Inventories	6,162	5,826
Bulk wine deposits	68	—
Other current assets	170	251
Current assets of discontinued operations	692	18,396
Total current assets	13,564	24,751
Property and equipment	6,233	6,320
Intangible assets, net	29	38
Other assets, net	77	73
Total assets	$19,903	$31,182
Liabilities and Equity
Current liabilities:
Lines of credit	$-	$8,058
Accounts payable	692	409
Accrued expenses	1,552	237
Current maturities of capital lease obligation	11	11
Current maturities of long term debt	-	3,235
Liabilities of discontinued operations	363	3,740
Total current liabilities	2,618	15,690
Capital lease obligation, net of current maturities	48	52
Total liabilities	2,666	15,742
Commitments and contingencies (Note 6)
Equity:
Shareholders’ equity:
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized, none issued and outstanding at September 30, 2018 and June 30, 2018	—	—
Class A common stock, par value of $0.001 per share, 15,000,000 authorized, 4,595,750 and 4,535,750 issued and outstanding at September 30, 2018 and June 30, 2018 respectively	4	4
Class B common stock, par value of $0.001 per share, 1,000 authorized, 6 issued and outstanding at September 30, 2018 and June 30, 2018	—	—
Additional paid-in capital	16,695	16,527
Accumulated deficit	(5,323)	(6,299)
Total Truett-Hurst, Inc. shareholders' equity	11,376	10,232
Noncontrolling interest	5,861	5,208
Total equity	17,237	15,440
Total liabilities and equity	$19,903	$31,182

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(unaudited)

	Three Months Ended September 30,
	2018	2017
Sales	$1,598	$1,411
Less excise tax	(1)	(2)
Net sales	1,597	1,409
Cost of sales	501	675
Gross profit	1,096	734
Operating expenses:
Sales and marketing	493	678
General and administrative	1,304	790
Gain on disposal of assets	—	(22)
Impairment of other assets	46	-
Total operating expenses	1,843	1,446
Loss from operations	(747)	(712)
Other income (expense):
Interest expense, net	(68)	(110)
(Loss) gain on fair value of interest rate swap	(14)	2
Gain on insurance settlement, net	469	—
Other expense	(1)	(8)
Total other income (expense)	386	(116)
Loss before income tax expense	(361)	(828)
Income tax expense	-	-
Loss from continuing operations	(361)	(828)
Income from discontinued operations, net of tax	1,990	535
Net income (loss) attributable to Truett-Hurst, Inc. and H.D.D. LLC	1,629	(293)
Net income (loss) attributable to noncontrolling interest: H.D.D. LLC	653	(117)
Net income (loss) attributable to Truett-Hurst, Inc.	$976	$(176)
Net (loss) income per share, basic and diluted:
Continuing operations	$(0.08)	$(0.19)
Discontinued operations	$0.44	$0.12
Attributable to noncontrolling interest	$0.14	$(0.03)
Attributable to Truett-Hurst, Inc.	$0.22	$(0.04)
Weighted average shares used in computing net (loss) income per share:
Basic weighted average shares	4,555,967	4,437,998
Diluted weighted average shares	4,555,967	4,437,998

See accompanying notes to condensed consolidated financial statements.

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Loss from continuing operations	$(361)	$(828)
Income from discontinued operations, net of tax	1,990	535
Net income (loss)	1,629	(293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	224	213
Stock-based compensation	50	62
Executive termination benefits	118	—
Loss (gain) on fair value of interest rate swap	14	(2)
Gain on sale of assets	—	(22)
Gain on insurance settlement	(612)	—
Impairment of intangibles	46	—
Changes in operating assets and liabilities, net
Accounts receivable	(449)	(70)
Inventories	(193)	(5,242)
Bulk wine deposits	(68)	—
Other current assets	67	(355)
Accounts payable	283	1,650
Accrued expenses	1,314	104
Net cash provided by (used in) operating activities	2,423	(3,955)
Cash flows from investing activities:
Acquisition of property and equipment	(89)	(535)
Acquisition of intangible and other assets	(3)	(6)
Proceeds from sale of assets	—	22
Net cash used in investing activities	(92)	(519)
Cash flows from financing activities:
Net (payments on) proceeds from lines of credit	(8,058)	325
Proceeds from long term debt	—	327
Payments on long term debt	(3,235)	(137)
Payments on capital lease obligation	(4)	(3)
Net cash (used in) provided by financing activities	(11,297)	512
Discontinued Operations
Net cash provided by operating activities	14,242	3,205
Net cash provided by discontinued operations	14,242	3,205
Net change in cash and cash equivalents	5,276	(757)
Cash and cash equivalents at beginning of period	278	783
Cash and cash equivalents at end of period	$5,554	$26
Supplemental disclosure of cash flow information:
Cash paid for interest	$103	$110
Cash paid for income taxes	—	$—

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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The accompanying unaudited condensed consolidated financial statements were prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and, in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim period presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the Securities and Exchange Commission (“SEC”) on October 15, 2018.

Quantities or results referred to as “to date” or “as of this date” mean as of or to September 30, 2018, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year.

Critical Accounting Policies and Estimates

Except as described below, and within the Recently Adopted Accounting Pronouncements discussion below, there have been no material changes to the critical accounting policies and estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Revenue recognition:

Revenue is recognized once performance obligations under the terms of the Company’s contracts with its customers have been satisfied; this occurs at a point in time when control of the promised product or service is transferred to customers. Generally, all of the Company’s contracts with its customers have a single performance obligation and are short term in nature. Revenue is measured in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company accounts for shipping and handling activities as costs to fulfill its promise to transfer the associated products. Accordingly, the Company records amounts billed for shipping and handling costs as a component of net sales, and classifies such costs as a component of costs of sales. The Company’s products are generally not sold with a right of return unless the product is spoiled or damaged. Historically, returns have not been material to the Company.

Wine club membership sales are made under contracts with customers, which specify the quantity and timing of future wine shipments. Customer credit cards are charged in advance of quarterly wine shipments in accordance with each contract. The Company transfers control and recognizes revenue for these contracts upon shipment of the wine to the customer.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Tasting room and internet wine sales are paid for at the time of sale. The Company transfers control and recognizes revenue for this wine when the product is either received by the customer (on-site tasting room sales) or upon shipment to the customer (website/internet sales).

We hold various public and private events for customers and their wine club members. Upfront consideration received from the sale of tickets or under private event contracts for future events is recorded as deferred revenue. The balance of payments are due on the date of the event. The Company recognizes event revenue on the date the event is held.

Other revenue also includes tasting fees and retail sales, which are paid for and received or consumed at the time of sale. The Company transfers control and recognizes revenue at the time of sale.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation. See further discussion of reclassifications made within Note 2 – Discontinued Operations.  Excluding the adjustment made to reflect the discontinued operations, any additional reclassifications had no material effects on the reported condensed consolidated results of continuing operations.

Recently Adopted Accounting Pronouncements

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

Effective July 1, 2018, we adopted the FASB amended guidance regarding the recognition of revenue from contracts with customers using the modified retrospective application method. The new revenue standard is required to be applied retrospectively to each prior reporting period presented or prospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has evaluated the effect of the standard and concluded it will not be material to the Company’s financial reporting. Additionally, the Company has concluded that the application of the standard does not have a material effect that would require a retrospective adjustment.  Our revenue consists primarily of the sale of wine through our Direct to Consumer (DTC) activities.  Revenues consist of sales of products produced by us through our tasting rooms, wine clubs and our winery websites.

We have evaluated our business activities in an attempt to identify any other revenue generating activities under the disaggregation disclosure criteria outlined within the amended guidance and concluded that any other revenue generating activities are immaterial for separate disclosure.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted the provisions of ASU 2016-15 effective July 1, 2018, and the adoption of this standard had no impact the Company’s consolidated statement of cash flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Changes to the terms or conditions of a share-based payment award that do not impact the fair value of the award, vesting conditions, and the classification as an equity or liability instrument will not need to be assessed under modification accounting. The Company adopted the provisions of ASU 2017-09 effective July 1, 2018. The adoption of this standard did not impact the Company’s accounting for its stock-based compensation.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This update requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include both qualitative and quantitative information. The effective date for ASU 2016-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier adoption permitted. The Company is still evaluating the impact of ASU 2016-02 on its consolidated financial position and results of operations.

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

The accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 2 - DISCONTINUED OPERATIONS

During the fourth quarter of fiscal year 2018, the Company determined to discontinue operations of our wholesale wine business (the “Wholesale Business”). The Company decided to sell all assets and liabilities directly related to those assets associated with the Wholesale Business due to the sustained losses incurred. Further, the Company determined that the discontinued operations represented a strategic shift that will have a major effect on the Company’s operations and financial results since it represented a complete exit from the wholesale business and, therefore, classified the disposal group as held for sale as of June 30, 2018. The Company received aggregate consideration of approximately $18 million in cash and future royalty payments to acquire the Wholesale Business which consisted of the sale of certain assets, primarily inventory and related intangibles. Pursuant to the terms of the Purchase Agreement dated August 13, 2018, the Company also entered into a Royalty Payment Agreement and Transition Services Agreement.

A portion of the purchase price is based on Precept’s sales of the Wholesale Business brands and is paid over time pursuant to a Royalty Payment Agreement. If Precept fails to sell sufficient amounts of such brands or the market for the Wholesale Business brands deteriorates, such royalty amounts may not be realized in full or at all.

Under the Transition Services Agreement, the Company is providing winemaking and other services to Precept over a nine-month period following the closing.

After the estimated transaction-related costs and expenses of approximately $0.9 million, the Company used a portion of the remaining proceeds to pay off secured and unsecured debt of $12 million. The Company also recorded a gain on sale of discontinued operations of approximately $2.6 million.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

In accordance with ASC 205-20-45-1E, the results of discontinued operations were aggregated and separately presented in our consolidated statements of operations, net of income taxes. On August 13, 2018, pursuant to the terms of the Purchase Agreement of the same date, the LLC sold the Wholesale Business.  The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, within the accompanying Consolidated Balance Sheets at June 30, 2018 and consist of the following:

Assets and Liabilities of Discontinued Operations

	September 30, 2018	June 30, 2018
Carrying amounts of assets included in discontinued operations
Accounts receivable	$692	$3,031
Inventories	-	14,151
Bulk wine deposits	-	629
Property, plant and equipment, net	-	26
Intangible assets, net	-	219
Other current assets, net	-	340
Total current assets	$692	$18,396
Carrying amounts of liabilities included in discontinued operations
Accounts payable	$-	$936
Accrued expenses	-	2,164
Depletion allowance and accrual for sales returns	363	640
Total current liabilities	$363	$3,740

Operating Results of Discontinued Operations

	September 30, 2018	September 30, 2017
Revenues
Total revenues less excise tax	$2,058	$4,781
Cost of sales	1,754	3,468
Operating costs and expenses
Selling, general and administrative expenses	872	778
Gain on sale of discontinued operations	2,558	—
Net gain attributable to Truett-Hurst, Inc. and H.D.D. LLC from Discontinued Operations	1,990	535
Net gain attributable to noncontrolling interest: H.D.D. LLC	796	214
Net gain attributable to Truett Hurst, Inc.	1,194	321
Net gain per share from discontinued Operations:
Basic and Diluted	0.44	0.12

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Cash Flow from Discontinued Operations

	Three Months Ended
	September 30,	September 30,
	2018	2017
Net cash provided by operating activities	$14,242	$3,205
Net cash provided by discontinued operations	$14,242	$3,205

As a part of this agreement the Company will maintain a continuing relationship with the purchaser as noted in the Royalty Payment Agreement (the “Royalty Payment Agreement”) and the Transition Services Agreement (the “Transition Services Agreement”).

NOTE 3 – INVENTORIES

Inventories comprise:

	September 30, 2018	June 30, 2018
	(in thousands)
Grapes and bulk wine	$1,706	$2,412
Bottled wine	4,452	3,315
Bottling materials and other	4	99
Total inventories, net	$6,162	$5,826

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net comprise:

	September 30, 2018	June 30, 2018
	(in thousands)
Land and land improvements	$3,261	$3,260
Building and improvements	1,858	1,854
Machinery and equipment	3,519	3,437
Vineyard development	554	554
Vineyard equipment	53	53
Furniture and fixtures	438	391
Leasehold improvements	28	28
Vehicles	119	119
	9,830	9,696
Less: accumulated depreciation and amortization	(3,597)	(3,376)
Total property and equipment, net	$6,233	$6,320

Total depreciation and amortization expense for the three months ended September 30, 2018 and September 30, 2017 was $0.2 million.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

NOTE 5 – BORROWINGS

In connection with the sale of the Wholesale Business on August 13, 2018, the Company paid off all obligations pursuant to its bank borrowings, and terminated its obligations thereunder.  Our indebtedness in prior periods was comprised primarily of bank loans including lines of credit and long-term debt.

Lines of Credit

During the quarter the Company paid off all obligations pursuant to its lines of credit, and terminated its obligations thereunder.  Balances outstanding under the lines of credit total $8.1 million as of June 30, 2018.

Long Term Debt

Long term debt comprises:

		September 30, 2018	June 30, 2018
		(in thousands except payment information)
Long term debt:
Note 1	(1)	$-	$2,581
Note 2	(2)	-	-
Note 3	(3)	-	69
Note 4	(4)	-	143
Note 5	(5)	-	209
Note 6	(6)	-	233
Total notes payable	-		3,235
Less: current maturities		-	(3,235)
Total long term debt		$-	$-

(1)	Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR.
(2)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $6,535, matures November 1, 2018, at 3.75% interest.
(3)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 15, 2019, at 3.75% interest.
(4)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $11,267, matures July 1, 2019, at 3.90% interest.
(5)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $8,729, matures July 1, 2020, at 3.95% interest.
(6)	Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $9,701, matures August 15, 2020, at 4.25% interest.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Capital Lease

In June 2017, the Company entered into a $0.07 million, 72-month capital lease related to wine production equipment. The future lease commitments are approximately $0.02 million per year for fiscal years 2018 through 2023.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Lease payments for these facilities were $0.1 million and $0.1 million for three months ended September 30, 2018 and September 30, 2017, respectively.

The future lease commitments as presented below include amounts for these two leases.

Years ending June 30,
(in thousands)
2019 (remaining nine months)	$269
2020	31
Total future rent payments	$300

Supply Contracts

The Company enters into short and long-term contracts with third-parties and related party growers to supply a portion of its future grape requirements.

Future minimum grape purchase commitments are as:

Years Ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2019	$1,822	$58	$1,880
2020	594	59	653
2021	157	60	217
2022	51	61	112
2023	–	62	62
Total	$2,624	$300	$2,924

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

The Company received a letter dated October 12, 2018 from a law firm representing one of our design firms alleging we had not paid the full value of the services provided during the last seven years for creative design and marketing services. The Company deems that it is likely that it will make a settlement payment in the range of $300k to $500k.

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

Indemnification

From time to time the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third-parties. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded at September 30, 2018 and June 30, 2018 for these obligations on the condensed consolidated balance sheets.

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

NOTE 7 – STOCK-BASED COMPENSATION

Equity Incentive Plan

In 2012, the Board of Directors approved and adopted The 2012 Stock Incentive Plan (the “Plan”). The Plan allows for the granting of restricted stock units, restricted stock awards and stock options to employees, directors and non-employees.  As of September 30, 2018, the 2012 Plan has 1.0 million shares reserved for issuance and a total of 0.3 million shares available to be issued.

A summary of the Company’s activity for restricted stock units is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years
Outstanding at June 30, 2018	95,194	$1.86	0.52
Granted	83,475	1.49	—
Exercised	(60,000)	(1.88)	—
Vested	3,097	1.59	—
Forfeited, cancelled or expired	—	—	—
Outstanding at September 30, 2018	121,766	$1.66	1.35

The restricted stock units vest predominantly over four years. The Company had an unrecognized expense at September 30, 2018 of approximately $112,585 related to unvested restricted stock units which will be recognized over the remaining weighted average service periods of 0.7 years.

As of September 30, 2018 and June 30, 2018 the Company had no issued or outstanding restricted stock awards.

A summary of the Company’s activity for stock options is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2018	110,000	$1.09	8.18	$(109)
Granted	—	—	—	—
Forfeited, cancelled or expired	—	—	—	—
Outstanding at September 30, 2018	110,000	$1.09	7.46	$(82.1)
Options Vested	100,000	$1.09	7.49	$74.94
Options Non-Vested	10,000	$1.12	7.21	$7.20
Options Exercisable	100,000	$1.09	7.49	$74.94

TRUETT-HURST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Stock options vest predominantly over four years.  As of September 30, 2018, unrecognized expense associated with unvested stock options totaled $6,759.  These expenses will be recognized over the remained weighted average service periods of 1.0 years.

The following table summarizes the Company’s stock-based compensation included in the condensed consolidated statements of operations for the three months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,
	(in thousands)
	2018	2017
Sales and marketing	$—	$5
General and administrative	50	57
Total stock-based compensation	$50	$62

On August 31, 2018, as part of the sale of the Wholesale Business, the Company terminated the Company’s former Vice President of Sales. In connection with his termination, the Company entered into a separation agreement providing for a cash severance payment of $0.05 million inclusive of payment for severance, annual bonus amounts owed and a portion of his COBRA premiums for continuation of health benefits. In addition, 60,000 of RSUs and 35,000 ISOs outstanding equity-based awards granted which were unvested on the date of his termination became fully vested and exercisable.  The Company recorded $0.05 million in general and administrative expense associated with the separation agreement as a severance expense and $0.2 million in expense associated with the acceleration of stock options and restricted stock units.

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

In October 2012, the Company executed an interest rate swap obligation that was measured using observable inputs such as the LIBOR and ten-year Treasury interest rates, and therefore has been categorized as Level 2. This derivative is not designated as a hedging instrument and has been recorded at fair value on the condensed consolidated balance sheets. Changes in the fair value of this instrument have been recognized in the condensed consolidated statements of operations in other expense. The maturity date of the swap is May 31, 2022. At June 30, 2018 the interest rate swap balance and derived Level 2 fair value equaled $0.1 million. In connection with the sale of the Wholesale Business on August 13, 2018, the Company repaid all obligations pursuant to its outstanding interest rate swap, and terminated its obligations thereunder.

NOTE 9 – INCOME TAXES

For the three months ended September 30, 2018, due to the loss from continuing operations, the Company did not record an income tax expense and therefore had an effective tax rate of 0%. The Company has net operating loss (“NOL”) carryforwards available to offset fiscal year 2019 taxable income. The utilization of the NOL carryforwards may be subject to substantial annual limitations due to ownership change provisions under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of NOLs before they can be utilized by the Company.

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
•

Recording a full valuation allowance against net deferred tax assets as the Company has determined that it is more likely than not that the future tax benefits would not be realized. The Company did not record a deferred tax asset during the three months ended September 30, 2018.

There were no unrecognized tax benefits at September 30, 2018 and the Company did not incur any income tax related interest expense or penalties related to uncertain tax positions.

NOTE 10 – SUBSEQUENT EVENTS

Certain of our inventory bottled during FY18 suffered damage from a faulty filtration system due to the mobile unit operator failing to take appropriate care during a bottling run.  As a result, residual sugars began fermenting in the bottles resulting in damage.  The Company filed a claim with its insurance carrier in August 2018, of which the coverage position and claim amount was accepted in October 2018. The Company accrued the amount of the insurance settlement of $0.6 million and established an inventory reserve equal to $0.1 million and recognized a gain on insurance settlement of $0.5 million as of September 30, 2018. The corresponding insurance proceeds were received on October 26, 2018.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, regarding strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to the Company and or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, a reduction in the supply of grapes and bulk wine available; significant competition; any change in our relationships with retailers which could harm our business; we may not achieve or maintain profitability in the future; the loss of key employees; a reduction in our access to, or an increase in the cost of, the third-party services we use to produce its wine; credit facility restrictions on the Company’s current and future operations; and failure to protect, or infringement of, trademarks and proprietary rights; these factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section of its Annual Report on Form 10-K for fiscal 2018 filed with the Securities Exchange Commission (“SEC”) on October 15, 2018. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2018 and in other documents that we file from time to time with the SEC.

The unaudited interim condensed consolidated financial statements include the results of the Company and its subsidiary, the LLC, and have been prepared in accordance with GAAP for interim financial information and with the general instructions for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. The disclosures do not include all the information necessary for audited financial statements in accordance with GAAP.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on October 15, 2018. In the opinion of the Company’s management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances have been eliminated. Unless otherwise indicated, the notes to the unaudited condensed consolidated financial statements relate to the discussion of the Company’s continuing operations. Our condensed consolidated financial statements reflect all of our accounts, including those of its controlled subsidiary and the portion of equity in a consolidated subsidiary that is not attributable to the Company, directly or indirectly, is presented as noncontrolling interests.

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

We have two classes of stock with shares outstanding: Class A common stock and Class B common stock. As of September 30, 2018, there were 4,595,750 shares of Class A common stock and 6 shares of Class B common stock outstanding. One share of Class B common stock is issued to each holder of LLC units which, on matters presented for shareholder vote, provides its owner one vote for each LLC unit held. The 6 shares of Class B common stock were associated with 2.73 million LLC units (the entire amount of LLC units held by parties other than the Company) and represents 40% of the voting power of the combined outstanding Class A and Class B common stock.

We maintain an exchange agreement with holders of LLC units, several of whom are directors and/or officers, under which each LLC member may exchange their LLC units for shares of Class A common stock on a one-to-one basis. Through ownership of Class A and Class B common stock, individuals who are officers and/or directors of the Company control 40% of the voting power of the combined outstanding Class A and Class B common stock.

We operate and control all the business and affairs and consolidates the financial results of the LLC. In addition, pursuant to the limited liability company agreement of the LLC, the Company has the right to determine when distributions will be made to the members of the LLC and the amount of distributions. If a distribution is authorized, such distribution will be made to the members of the LLC pro rata in accordance with the percentages of their respective limited liability company interests.

Quantities or results referred to as “to date” or “as of this date” mean as of or to September 30, 2018, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year. For example, “FY18” and “fiscal year 2018” each refer to the fiscal year ended June 30, 2018. This Quarterly Report on Form 10-Q references certain trademarks and registered trademarks which may be trademarks or registered trademarks of their respective owners.

On August 13, 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Precept Brands LLC, a Washington limited liability company (“Precept”) pursuant to which the Company agreed to sell certain assets comprising its wholesale wine business (the “Wholesale Business”) to Precept. As a result, certain balances have been adjusted to reflect the results of this transaction. See Note 2, “Discontinued Operations”.

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

Discontinued Operations

During the fourth quarter ended June 30, 2018, we implemented a plan to sell off the Wholesale Business. On August 13, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Precept Brands LLC, a Washington limited liability company (“Precept”).  Pursuant to the terms of the Purchase Agreement dated August 13, 2018 the Company received aggregate consideration of approximately $18 million in cash and future royalty payments to acquire the Wholesale Business which consisted of sale of certain assets, primarily inventory and related intangibles.  The Company also entered into a Royalty Payment Agreement and Transition Services Agreement.

As the result of this transaction, the financial results of the Wholesale Business are presented as "discontinued operations" on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017. We have classified the assets and liabilities that are held for sale within the descriptions "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, on the condensed consolidated balance sheet as of September 30, 2018 and June 30, 2018. See Note 2 - Discontinued Operations in the notes to the condensed consolidated financial statements for more information.

Comparison of the three months ended September 30, 2018 and 2017

The following table compares the Company’s financial results:

	Three Months Ended September 30,
	(in thousands, except percentages)
	Direct to Consumer
	2018	2017	Increase (Decrease)	% Change
Net Sales	$1,597	$1,409	$188	13.3%
Cost of Sales	501	675	(174)	(25.8)%
Gross Profit	$1,096	$734	$362
Gross Profit %	68.6%	52.1%	16.5%

For the three months ended September 30, 2018, net sales increased $0.2 million or 13%, as compared to the same period during the prior fiscal year, and consolidated gross profit margin increased from 52.1% to 68.6%. The increase in gross profit was primarily due to continued efforts to grow the channel through wine club and tasting room sales, as well as special offers presented via email to wine club members and others.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, advertising and other costs for marketing and promoting the Company’s products.

Sales and marketing expenses consist of the following:

	Three Months Ended September 30,
	(in thousands, except percentages)
	2018	2017	Increase (Decrease)	% Change
Sales and marketing	$493	$678	$(185)	(27.3)%

Percentage of net sales	30.9%	48.1%	(17.2)%

Sales and marketing expenses decreased 27.3% for the three months ended September 30, 2018 compared to the same period last fiscal year. The decrease for the fiscal year 2018 is due to lower hosted wine club events and lower freight and shipping costs.

The amounts billed to customers for shipping and handling are recorded as sales and reported as the costs are incurred for shipping and handling as a sales and marketing expense. For the three months ended September 30, 2018 and September 30, 2017 shipping costs were $0.2 million.

General and Administrative

General and administrative expenses include the costs associated with personnel, professional fees, insurance and other expenses related to administrative and compliance functions.

A comparative summary of general and administrative expenses is as follows:

	Three Months Ended September 30,
	(in thousands except percentages)
	2018	2017	Increase (Decrease)	% Change
General and administrative	$1,304	$790	$514	65.1%

Percentage of net sales	81.7%	56.1%	25.6%

General and administrative expense for the three months ended September 30, 2018 increased compared to the same period in fiscal year 2018 both in terms of absolute dollars and measured as a percentage of net sales. The increase was primarily due to increases in personnel related costs and outside services and consulting expenses associated with compliance efforts associated with the Precept transaction.

On August 31, 2018, as part of the sale of the Wholesale Business, the Company terminated the Company’s former Vice President of Sales. In connection with his termination, the Company entered into a separation agreement providing for a cash severance payment of $0.05 million inclusive of payment for severance, annual bonus amounts owed and a portion of his COBRA premiums for continuation of health benefits. In addition, 60,000 RSUs and 35,000 ISOs outstanding equity-based awards granted which were unvested on the date of his termination became fully vested and exercisable.  The Company recorded $0.05 million in general and administrative expense associated with the separation agreement as a severance expense and $0.2 million in expense associated with the acceleration of stock options and restricted stock units.

Interest Expense

Interest and loan fee amortization was $0.1 million for both three months ended September 30, 2018 and 2017.

Income from discontinued operations, net of tax

	September 30, 2018	September 30, 2017
Revenues less excise tax	$2,058	$4,781
Cost of sales	1,754	3,468
Gross Profit	304	1,313
Operating costs and expenses	872	778
Gain on sale of discontinued operations	2,558	—
Income from discontinued operations, net of tax	$1,990	$535

During the three months ended September 30, 2018 and 2017, we recorded income from discontinued operations from the Wholesale Businesses of $2.0 million and $0.5 million respectively.  The quarter over quarter variance of $1.5 million was primarily related to the recognition of the gain on sale of discontinued operations of $2.6 million offset by lower Wholesale Business gross profits resulting from lower business activities.

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

	September 30, 2018	June 30, 2018	Increase (Decrease)	% Change
	(in thousands, except percentages)
Working capital	$10,946	$9,061	$1,885	20.8%
Cash and cash equivalents	$5,554	$278	$5,276	1898%

The line of credit, which was refinanced on August 17, 2017, was a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the LIBOR. The line of credit initially matured on July 31, 2018. We received an extension on the maturity to October 31, 2018.

All debt balances were paid off on August 13, 2018 with the proceeds received from the sale of Wholesale Business to Precept.

 We believe that our cash position and net cash provided by operating activities in coming periods, will be adequate to finance working capital and operations needs for at least the next twelve months. We may, however, require additional liquidity as we continue to execute our business strategy. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity, although no assurance can be given that such forms of capital will be available at all, or if available, on terms acceptable to us.

Cash Flows

	Three Months Ended
	September 30,
	(in thousands)		Increase
	2017	2017	(Decrease)
Net cash provided by (used in) operating activities	$2,423	$(3,955)	$6,378
Net cash used in investing activities	(92)	(519)	(427)
Net cash (used in) provided by financing activities	(11,297)	512	(11,809)

Operating Activities

For the three months ended September 30, 2018, net cash used in operating activities was $2.4 million which was an increase of $6.4 million compared to the same period last fiscal year. The changes in cash flows provided by operating activities are attributable to lower cash used for inventory and higher accounts receivables.

Investing Activities

For the three months ended September 30, 2018, cash used in investing activities increased by $0.4 million compared to the same period of last fiscal year due to less purchases of machinery and equipment.

Financing Activities

Financing activities, which consisted primarily of the extinguishment of the Company’s existing borrowings from bank financing, utilized $11.3 million for the three months ended September 30, 2018, an increase of $11.8 million over the same period of the prior year.

Contractual Obligations and Commitments

Financing Agreements

Our indebtedness was comprised primarily of bank loans including lines of credit and long term debt. All associated balances were paid in full in during the first quarter of 2019.

Lines of Credit

All associated balances were paid in full in during the first quarter of 2019. See discussion under “Liquidity and Capital Resources” above.

Long Term Debt

Long term debt consisted of various notes payable to a bank secured by specific property and/or equipment. In connection with the sale of the Wholesale Business on August 13, 2018, the Company repaid all obligations pursuant to its bank borrowings, and terminated its obligations thereunder.

Capital Lease

In June 2017, we entered into a 72-month capital lease related to wine production equipment. The future lease commitments are approximately $0.02 million per year for fiscal years 2018 through 2023.

Concentration of Credit Risk and Off-Balance Sheet Arrangements

Our cash is held in highly rated credit institutions. Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business, maintain cash balances in excess of federally insured limits.

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

We enter into short and long-term contracts with third-parties and related party growers to supply a portion of its future grape and bulk wine inventory requirements. Future minimum grape and bulk wine inventory purchase commitments are as follows:

Years ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2019	$1,822	$58	$1,880
2020	594	59	653
2021	157	60	217
2022	51	61	112
2023	-	62	62
Total	$2,624	$300	$2,924

Production & Storage

We enter into various contracts with third-party service providers for grape crushing, wine storage and bottling. The costs are recorded in the period for which the service is provided. The actual costs related to custom crush services are based on volume. Our current contracts for custom crush services cover the 2018 harvest.

Leases

We lease space for wine production within a custom crush facility located in Santa Rosa, California. The lease, which relates to the 2017 harvest, commenced April 15, 2017 and initially terminated on June 15, 2018. The initial 14-month term has been renewed for an additional 12-month period as agreed to by both parties. The future lease commitments as presented below include amounts for this lease. In addition, pursuant to the terms of the lease and related winery facilities agreement, we are obligated to pay variable processing fees based on the tonnage of grapes crushed in the facility.

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

Lease payments for these facilities were $0.1 million and $0.1 million for three months ended September 30, 2018 and September 30, 2017, respectively.

Future lease commitments are:

Years ending June 30,
(in thousands)
2019 (remaining nine months)	$269
2020	31
Total future rent payments	$300

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

Critical Accounting Policies and Estimates

Except as described within the Recently Adopted Accounting Pronouncements discussion above there have been no material changes to the critical accounting policies and estimates previously disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Changes to Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company received a letter dated October 12, 2018 from a law firm representing one of our design firms alleging we had not paid the full value of the services provided during the last seven years for creative design and marketing services. The Company deems that it is likely that it will make a settlement payment in the range of $300k to $500k.

ITEM 1A. RISK FACTORS

There have been no material changes in information regarding our risk factors as described in Item 1A of our Form 10-K for the fiscal year ended June 30, 2018 as filed with the SEC on October 15, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1+

Amended and Restated Certificate of Incorporation of Truett-Hurst, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10K/A submitted to the SEC on April 17, 2018 (File No.: 333-187164)).

3.2+	Bylaws of Truett-Hurst, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10K/A submitted to the SEC on October 29, 2018 (File No.: 333-187164)).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 19th day of November 2018.

TRUETT-HURST, INC.

/s/ Paul E. Dolan	November 19, 2018
Paul E. Dolan, III
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Karen Weaver	November 19, 2018
Karen Weaver
Chief Financial Officer
(Principal Financial/Accounting Officer)