Form 10-Q
period 2018-12-31
Truett-Hurst, Inc.
filed 2019-02-14
CIK 1564709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   X

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class A	Number of Shares Outstanding
Common stock, $0.001 par value per share	4,588,087

Class B	Number of Shares Outstanding
Common stock, $0.001 par value per share	6

TRUETT-HURST, INC. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	December 31, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$3,619	$278
Accounts receivable	1,158	-
Inventories	6,194	5,826
Bulk wine deposit	403	-
Other current assets	474	251
Assets of discontinued operations	-	18,396
Total current assets	11,848	24,751
Property and equipment, net	6,181	6,320
Intangible assets, net	29	38
Other assets, net	59	73
Total assets	$18,117	$31,182
Liabilities and Equity
Current liabilities:
Line of credit	$-	$8,058
Accounts payable	911	409
Accrued expenses	685	237
Accrued legal settlement	500	-
Current maturities of capital lease obligation	11	11
Current maturities of long term debt	-	3,235
Related party grapes payable	61	-
Liabilities of discontinued operations	242	3,740
Total current liabilities	2,410	15,690
Capital lease obligation, net of current maturities	44	52
Total liabilities	2,454	15,742
Commitments and contingencies
Equity
Stockholders’ equity:
Preferred stock, par value of $0.001 per share, 5,000,000 shares authorized, none issued and outstanding at December 31, 2018 and June 30, 2018	-	-
Class A common stock, par value of $0.001 per share, 15,000,000 shares authorized, 4,588,087 and 4,535,750 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	4	4
Class B common stock, par value of $0.001 per share, 1,000 shares authorized, 6 shares issued and outstanding at December 31, 2018 and June 30, 2018	-	-
Additional paid-in capital	16,760	16,527
Accumulated deficit	(6,305)	(6,299)
Total Truett-Hurst, Inc. shareholders' equity	10,459	10,232
Noncontrolling interest	5,204	5,208
Total equity	15,663	15,440
Total liabilities and equity	$18,117	$31,182

See accompanying notes to condensed consolidated financial statements

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Sales	$1,855	$1,803	$3,453	$3,214
Less excise tax	(4)	-	(5)	(2)
Net sales	1,851	1,803	3,448	3,212
Cost of sales	856	676	1,357	1,351
Gross profit	995	1,127	2,091	1,861
Operating expenses:
Sales and marketing	792	1,029	1,285	1,707
General and administrative	1,855	303	3,159	1,093
Gain (loss) on disposal of assets	-	4	-	(18)
Impairment of other assets	-	-	46	-
Total operating expenses	2,647	1,336	4,490	2,782
Net loss from operations	(1,652)	(209)	(2,399)	(921)
Other income (expense):
Interest income (expense), net	7	(111)	(61)	(221)
Gain (loss) on fair value of interest rate swap	-	25	(14)	27
Gain on insurance settlement, net	-	-	469	-
Other income, net	6	(3)	5	(11)
Total other income (expense), net	13	(89)	399	(205)
Loss before income tax expense	(1,639)	(298)	(2,000)	(1,126)
Income tax expense	-	(1)	-	-
Loss from continuing operations	(1,639)	(299)	(2,000)	(1,126)
(Loss) income from discontinued operations, net of tax	-	(384)	1,990	151
Net loss attributable to Truett-Hurst, Inc. and H.D.D. LLC	(1,639)	(683)	(10)	(975)
Net loss attributable to noncontrolling interest: H.D.D. LLC	(657)	(274)	(4)	(391)
Net loss attributable to Truett-Hurst, Inc.	$(982)	$(409)	$(6)	$(584)
Net (loss) income per share, basic and diluted:
Continuing operations	$(0.36)	$(0.07)	$(0.44)	$(0.25)
Discontinued operations	-	(0.09)	0.44	0.03
Attributable to noncontrolling interest	(0.14)	(0.06)	(0.00)	(0.09)
Attributable to Truett-Hurst, Inc.	$(0.22)	$(0.10)	$(0.00)	$(0.13)
Weighted average shares used in computing net loss per share:
Basic weighted average shares	4,579,861	4,460,417	4,567,914	4,449,208
Diluted weighted average shares	4,579,861	4,460,417	4,567,914	4,449,208

See accompanying notes to condensed consolidated financial statements

TRUETT-HURST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Loss from continuing operations	$(2,000)	$(1,126)
Income from discontinued operations, net of tax	1,990	151
Net loss	(10)	(975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	427	486
Stock-based compensation	115	102
Executive termination benefits	118	-
Loss (gain) on fair value of interest rate swap	14	(27)
Gain on sale of assets	-	(19)
Impairment of intangibles	46	-
Changes in operating assets and liabilities, net
Accounts receivable	(1,158)	(1)
Inventories	(368)	(5,814)
Bulk wine deposits	(403)	-
Other current assets	(225)	(39)
Accounts payable	502	1,900
Accrued expenses	948	307
Proceeds from related parties	61	-
Net cash provided by (used in) operating activities	67	(4,080)
Cash flows from investing activities:
Acquisition of property and equipment	(235)	(1,554)
Proceeds from sale of assets	-	23
Net cash used in investing activities	(235)	(1,531)
Cash flows from financing activities:
Net (payments on) proceeds from lines of credit	(8,058)	985
Proceeds from long term debt	-	327
Payments on long term debt	(3,235)	(294)
Payments on capital lease obligation	(8)	(5)
Net cash (used in) provided by financing activities	(11,301)	1,013
Discontinued operations
Net cash provided by operating activities	14,809	4,077
Net cash provided by discontinued operations	14,809	4,077
Net change in cash and cash equivalents	3,341	(521)
Cash and cash equivalents at beginning of period	278	782
Cash and cash equivalents at end of period	$3,619	$261
Supplemental disclosure of cash flow information:
Cash paid for interest	$104	$110
Cash paid for income taxes	-	$-

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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The accompanying unaudited condensed consolidated financial statements were prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and, in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim period presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the Securities and Exchange Commission (“SEC”) on October 15, 2018. The condensed consolidated balance sheet as of June 30, 2018 was derived from consolidated financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements.

Quantities or results referred to as “to date” or “as of this date” mean as of or to December 31, 2018, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09: Revenue from Contracts with Customers (“Topic 606”), a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (“Topic 606”): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017.

Effective July 1, 2018, we adopted the FASB amended guidance regarding the recognition of revenue from contracts with customers using the modified retrospective application method. The new revenue standard is required to be applied retrospectively to each prior reporting period presented or prospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has evaluated the effect of the standard and concluded it will not be material to the Company’s financial reporting. Additionally, the Company has concluded that the application of the standard does not have a material effect that would require a retrospective adjustment.  Our revenue consists primarily of the sale of wine through our Direct to Consumer (“DTC”) activities.  Revenues consist of sales of products produced by us through our tasting rooms, wine clubs and our winery websites.

We have evaluated our business activities in an attempt to identify any other revenue generating activities under the disaggregation disclosure criteria outlined within the amended guidance and concluded that any other revenue generating activities are immaterial for separate disclosure.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (“Topic 230”): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted the provisions of ASU 2016-15 effective July 1, 2018, and the adoption of this standard had no impact the Company’s condensed consolidated statement of cash flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (“Topic 718”): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Changes to the terms or conditions of a share-based payment award that do not impact the fair value of the award, vesting conditions, and the classification as an equity or liability instrument will not need to be assessed under modification accounting. The Company adopted the provisions of ASU 2017-09 effective July 1, 2018. The adoption of this standard did not impact the Company’s accounting for its stock-based compensation.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). This update requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include both qualitative and quantitative information. The effective date for ASU 2016-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier adoption permitted. The Company is still evaluating the impact of ASU 2016-02 on its consolidated financial position and results of operations.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (“Topic 260”); Distinguishing Liabilities from Equity (“Topic 480”); Derivatives and Hedging (“Topic 815”)”, which changes the classification analysis of certain equity-linked financial instruments with down round features. Under current U.S. GAAP, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under ASC 480 is evaluated under the ASC 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative (and is therefore measured at fair value at each reporting period). Under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock under ASC 815. Accordingly, these financial instruments are no longer measured at fair value at each reporting period. ASU 2017-11 also requires entities that calculate earnings per share to recognize the effect of the down round feature when it is triggered (at this time, the effect is treated as a dividend and as a reduction of income available to common stockholders in basic earnings per share). It is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures.

The accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 2 - DISCONTINUED OPERATIONS

During the fourth quarter of fiscal year 2018, the Company determined to discontinue operations of our wholesale wine business (the “Wholesale Business”). The Company decided to sell all assets and liabilities directly related to those assets associated with the Wholesale Business due to the sustained losses incurred. Further, the Company determined that the discontinued operations represented a strategic shift that will have a major effect on the Company’s operations and financial results since it represented a complete exit from the wholesale business and, therefore, classified the disposal group as held for sale as of June 30, 2018. On August 13, 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Precept Brands LLC, a Washington limited liability company (“Precept”) pursuant to which the Company agreed to sell the Wholesale Business to Precept. The Company received aggregate consideration of approximately $18.0 million in cash and future royalty payments in exchange for the Wholesale Business which consisted of the sale of certain assets, primarily inventory and related intangibles. Pursuant to the terms of the Purchase Agreement, the Company also entered into a Royalty Payment Agreement and Transition Services Agreement.

A portion of the purchase price is based on Precept’s sales of the Wholesale Business brands and royalties,  which will be paid over time pursuant to a Royalty Payment Agreement. If Precept fails to sell sufficient amounts of such brands or the market for the Wholesale Business brands deteriorates, such royalty amounts may not be realized in full or at all.

Under the Transition Services Agreement, the Company is providing winemaking and other services to Precept over a nine-month period following the closing.

After the estimated transaction-related costs and expenses of approximately $0.9 million, the Company used a portion of the remaining proceeds to pay off secured and unsecured debt of $12.0 million. The Company also recorded a gain on sale of discontinued operations of approximately $2.6 million.

In accordance with ASC 205-20-45-1E, the results of discontinued operations were aggregated and separately presented in our condensed consolidated statements of operations, net of income taxes. The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, within the accompanying Consolidated Balance Sheets at December 31, 2018 and June 30, 2018 and consist of the following:

Assets and Liabilities of Discontinued Operations

	December 31, 2018	June 30, 2018
Carrying amounts of assets included in discontinued operations
Accounts receivable	$-	$3,031
Inventories	-	14,151
Bulk wine deposits	-	629
Property, plant and equipment, net	-	26
Intangible assets, net	-	219
Other current assets, net	-	340
Total current assets	$-	$18,396
Carrying amounts of liabilities included in discontinued operations
Accounts payable	$-	$936
Accrued expenses	-	2,164
Depletion allowance and accrual for sales returns	242	640
Total current liabilities	$242	$3,740

Operating Results of Discontinued Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	(in thousands)
	2018	2017	2018	2017
Revenues
Total revenues less excise tax	-	3,898	2,058	8,679
Cost of sales	-	3,182	1,754	6,652
Operating costs and expenses
Selling, general and administrative expenses	-	1,100	872	1,876
Gain on sale of discontinued operations	-	-	2,558	-
Net (loss) income attributable to Truett-Hurst, Inc. and
H.D.D. LLC from discontinued operations	-	(384)	1,990	151
Net (loss) income attributable to noncontrolling interest: H.D.D. LLC	-	(154)	796	60
Net (loss) income attributable to Truett-Hurst, Inc.	-	(230)	1,194	91
operations:
Basic and Diluted	-	(0.09)	0.44	0.03

Cash Flow from Discontinued Operations

	Six Months Ended
	December 31,	December 31,
	2018	2017
Net cash provided by operating activities	$14,809	$4,077
Net cash provided by discontinued operations	$14,809	$4,077

As a part of this agreement the Company will maintain a continuing relationship with the purchaser as noted in the Royalty Payment Agreement and the Transition Services Agreement.

NOTE 3 – INVENTORIES

Inventories comprise:

	December 31, 2018	June 30, 2018
	(in thousands)
Grapes and bulk wine	$2,440	$2,412
Bottled wine	3,732	3,315
Bottling materials and other	22	99
Total inventories	$6,194	$5,826

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net comprise:

	December 31, 2018	June 30, 2018
	(in thousands)
Land and land improvements	$3,260	$3,260
Building and improvements	1,859	1,854
Machinery and equipment	3,614	3,437
Vineyard development	554	554
Vineyard equipment	53	53
Furniture and fixtures	446	391
Leasehold improvements	28	28
Vehicles	119	119
Construction-in-progress	44	-
	9,977	9,696
Less: accumulated depreciation and amortization	(3,796)	(3,376)
Total property and equipment, net	$6,181	$6,320

Total depreciation and amortization expense for the three and six months ended December 31, 2018 and December 31, 2017 was $0.2 million and $0.4 million, respectively, compared to the same periods in FY 18.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise:

	December 31, 2018	June 30, 2018
	(in thousands)
Accounts pables:
Administractive	$189	$-
Grapes	550	8
Other production related	172	401
	911	409

Accrued expenses:
Accrued payroll	$153	$199
Grapes received not invoiced	208	-
Other production related	324	38
	$685	$237

Accounts payable and accrued liabilities as of December 31, 2018 reflect the seasonality associated with the harvest, grape procurement, barrel purchases, and production related activities. Administrative accounts payable include $189,000 of fees to a third party related to the Company’s tender offer which was launched on January 14, 2019.

NOTE 6 – BORROWINGS

On December 21, 2018, the LLC entered into a Master Loan and Membership Agreement and a Supplemental Loan Agreement (the “Loan Agreement”) with American AgCredit, FLCA (the “Lender”). In connection with and pursuant to the terms and conditions of the Loan Agreement, the LLC issued the following notes from the Lender (the Master Loan and Membership Agreement, Supplemental Loan Agreement, the Promissory Notes, Security Agreements, and any and all other agreements, instruments and documents executed by the Company and/or the Lender related to the Loan Agreement or the notes, collectively, the “Loan Documents”, and the transactions reflected by the Loan Documents, the “American AgCredit Loan”):

•

$3,000,000 Revolving Line of Credit Note. The LLC received an asset-based revolving line of credit from the Lender in the principal amount of up to $3,000,000 which expires on December 31, 2020 and is to be used for general operating purposes. All outstanding principal and interest under such line of credit is due on or before December 31, 2020. Amounts repaid by us to the Lender thereunder prior to December 31, 2020 may be reborrowed. The aggregate principal balance outstanding pursuant to such line of credit bears interest at the Association Variable Rate equal to the Association Reference Rate (the rate announced from time to time by the Lender) plus the Applicable Margin (the Lender has a differential interest rate program calculated by adding a certain spread). The initial interest per annum rate is 5.25% but is subject to change whenever the Association Reference Rate or the Applicable Margin changes. Outstanding balance is zero as of December 31, 2018.

•

$695,500 Equipment Loan. The LLC received a working capital loan for the primary purpose of reimbursement of working capital. All outstanding principal and interest under this loan is due on or before December 1, 2028. The aggregate principal balance outstanding pursuant to such loan bears interest at the Association Variable Rate equal to the Association Reference Rate (the rate announced from time to time by the Lender) plus the Applicable Margin (the Lender has a differential interest rate program calculated by adding a certain spread). The initial interest per annum rate is 5.75% but is subject to change whenever the Association Reference Rate or the Applicable Margin changes. Outstanding balance is zero as of December 31, 2018.

•

$4,500,000 Real Estate Note. The LLC received a working capital loan for the primary purpose of reimbursement of working capital. All outstanding principal and interest under this loan is due on or before March 1, 2044. The aggregate principal balance outstanding pursuant to such loan bears interest at the Association Variable Rate equal to the Association Reference Rate (the rate announced from time to time by the Lender) plus the Applicable Margin (the Lender has a differential interest rate program calculated by adding a certain spread). The initial interest per annum rate is 5.75% but is subject to change whenever the Association Reference Rate or the Applicable Margin changes. Outstanding balance was  zero as of December 31, 2018.

The Loan Documents contain usual and customary covenants, financial covenants, including, without limitation, a debt service coverage ratio (measured quarterly), maximum leverage ratio (measured quarterly), and maximum net loss for the fiscal year ended 2019. No funds were drawn down as of December 31, 2018.

Lines of Credit

During the first quarter of fiscal 2019, the Company paid off all obligations to Bank of the West pursuant to its lines of credit, and terminated its obligations thereunder. Balances outstanding under the lines of credit totaled $8.1 million as of June 30, 2018.

Long Term Debt

Long term debt comprises:

		December 31, 2018	June 30, 2018
		(in thousands except payment information)
Long term debt:
Note 1	(1)	$-	$2,581
Note 2	(2)	-	69
Note 3	(3)	-	143
Note 4	(4)	-	209
Note 5	(5)	-	233
Total notes payable	-		3,235
Less: current maturities		-	(3,235)
Total long term debt		$-	$-

(1)

Note payable to a bank, secured by a deed of trust on property, payable monthly with principal payments of $11,270 plus interest, matures May 31, 2022, variable interest of 2.25% above LIBOR. All obligations to Bank of the West were paid off as of December 31, 2018.

(2)

Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $7,783, matures March 15, 2019, at 3.75% interest. All obligations to Bank of the West were paid off as of December 31, 2018.

(3)

Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $11,267, matures July 1, 2019, at 3.90% interest. All obligations to Bank of the West were paid off as of December 31, 2018.

(4)

Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $8,729, matures July 1, 2020, at 3.95% interest. All obligations to Bank of the West were paid off as of December 31, 2018.

(5)

Note payable to a bank, secured by equipment, payable monthly with principal and interest payments of $9,701, matures August 15, 2020, at 4.25% interest. All obligations to Bank of the West were paid off as of December 31, 2018.

Capital Lease

In June 2017, the Company entered into a $0.07 million, 72-month capital lease related to wine production equipment. The future lease commitments are approximately $0.02 million per year for fiscal years 2019 through 2023.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Lease payments for these facilities were $0.1 million and $0.2 million for three months and six ended December 31, 2018 and December 31, 2017, respectively.

The future lease commitments as presented below include amounts for these two leases.

Years ending June 30,
(in thousands)
2019 (remaining six months)	$146
2020	31
Total future rent payments	$177

Supply Contracts

The Company enters into short and long-term contracts with third-parties and related party growers to supply a portion of its future grape requirements.

Future minimum grape purchase commitments are as:

Years Ending June 30,	Third-Parties	Related Parties	Total
	(in thousands)
2020	$608	$59	$667
2021	157	60	217
2022	51	61	112
2023	-	62	62
Total	$816	$242	$1,058

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

The Company received a letter dated October 12, 2018 from a law firm representing one of our design firms alleging we had not paid the full value of the services provided during the last seven years for creative design and marketing services. The Company settled the dispute in January 2019 by paying $0.5 million and receiving a full release of claims. The liability is reported on the accompanying condensed consolidated balance sheets and the related expense is included in general and administrative on the accompanying condensed consolidated statements of operations.

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

In connection with the exchange agreement, the Company has entered into a tax receivable agreement (“TRA”) with the LLC members. The TRA provides for the payment from time to time, as “corporate taxpayer,” to holders of LLC Units of 90% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) increases in tax basis resulting from the exchange of LLC Units and (ii) certain other tax benefits related to the Company entering into the agreement, including tax benefits attributable to payments under the agreement. These payment obligations are obligations of the corporate taxpayer and not of the LLC. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the TRA or the corporate taxpayer breaches any of its material obligations under the TRA in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the TRA. In addition, the TRA provides that upon certain mergers, asset sales, or other forms of business combinations, substantial payment obligations to the LLC members will accelerate.

Indemnification

From time to time the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third-parties. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded at December 31, 2018 and June 30, 2018 for these obligations on the condensed consolidated balance sheets.

NOTE 8 – STOCK-BASED COMPENSATION

Equity Incentive Plan

In 2012, the Board of Directors approved and adopted The 2012 Stock Incentive Plan (the “Plan”). The Plan allows for the granting of restricted stock units, restricted stock awards and stock options to employees, directors and non-employees.  As of December 31, 2018, the 2012 Plan has 1.0 million shares reserved for issuance and a total of 0.3 million shares available to be issued.

A summary of the Company’s activity for restricted stock units is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years
Outstanding at June 30, 2018	95,194	$1.86	0.52
Granted	83,475	1.49	-
Exercised	(60,000)	(1.88)	-
Vested	3,097	1.59	-
Forfeited, cancelled or expired	-	-	-
Outstanding at December 31, 2018	121,766	$1.66	1.35

The restricted stock units vest predominantly over four years. The Company had an unrecognized expense at December 31, 2018 of approximately $84,906 related to unvested restricted stock units which will be recognized over the remaining weighted average service periods of 0.3 years.

As of December 31, 2018 and June 30, 2018 the Company had no issued or outstanding restricted stock awards.

A summary of the Company’s activity for stock options is presented below:

	Number of Shares	Weighted Avg Grant Date Fair Value per Share	Weighted Avg Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2018	110,000	$1.09	8.18	$(109)
Granted	-	-	-	-
Exercised	(70,000)	$1.08	-	(60)
Forfeited, cancelled or expired	-	-	-	-
Outstanding at December 31, 2018	40,000	$1.12	6.96	$32
Options Vested	35,000	$1.12	6.96	$28
Options Non-Vested	5,000	$1.12	6.96	$4
Options Exercisable	35,000	$1.12	6.96	$28

Stock options vest predominantly over four years.  As of December 31, 2018, unrecognized expense associated with unvested stock options totaled $5,333.  These expenses will be recognized over the remained weighted average service periods of 1.0 years.

The following table summarizes the Company’s stock-based compensation included in the condensed consolidated statements of operations for the three and six months ended December 31, 2018 and December 31, 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
	(in thousands)
	2018	2017	2018	2017
Sales and marketing	$-	$5	$-	$9
General and administrative	65	35	115	93
Total stock-based compensations	$65	$40	$115	$102

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

NOTE 10 – INCOME TAXES

For the six months ended December 31, 2018, due to the loss from continuing operations, the Company did not record an income tax expense and therefore had an effective tax rate of 0%. The Company has net operating loss (“NOL”) carryforwards available to offset fiscal year 2019 taxable income. The utilization of the NOL carryforwards may be subject to substantial annual limitations due to ownership change provisions under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of NOLs before they can be utilized by the Company.

The Company's effective tax rate is a function of:

•

A rate benefit attributable to the fact that the LLC operates as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the earnings are not subject to corporate level taxes.

•	Operating losses for the periods or utilization of net operating loss carryforwards.
•

Recording a full valuation allowance against net deferred tax assets as the Company has determined that it is more likely than not that the future tax benefits would not be realized. The Company did not record a deferred tax asset during the six months ended December 31, 2018.

There were no unrecognized tax benefits at December 31, 2018 and the Company did not incur any income tax related interest expense or penalties related to uncertain tax positions.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent event activity through the issue date of these consolidated financial statements and concluded that other than the item discussed below, no additional subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

The Company commenced the tender offer on January 14, 2019 to distribute a portion of the proceeds from the sale of all assets and liabilities directly related to those assets associated with the Wholesale Business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, regarding strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to the Company and or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, a reduction in the supply of grapes and bulk wine available; significant competition; any change in our relationships with retailers which could harm our business; we may not achieve or maintain profitability in the future; the loss of key employees; a reduction in our access to, or an increase in the cost of, the third-party services we use to produce our wine; credit facility restrictions on the Company’s current and future operations; and failure to protect, or infringement of, trademarks and proprietary rights. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for fiscal 2018 filed with the Securities Exchange Commission (“SEC”) on October 15, 2018. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2018 and in other documents that we file from time to time with the SEC.

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

We have two classes of stock with shares outstanding: Class A common stock and Class B common stock. As of December 31, 2018, there were 4,588,087 shares of Class A common stock and 6 shares of Class B common stock outstanding. One share of Class B common stock is issued to each holder of LLC units which, on matters presented for shareholder vote, provides its owner one vote for each LLC unit held. The 6 shares of Class B common stock were associated with 2.73 million LLC units (the entire amount of LLC units held by parties other than the Company) and represents 40% of the voting power of the combined outstanding Class A and Class B common stock.

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

We operate and control all the business and affairs and consolidate the financial results of the LLC. In addition, pursuant to the limited liability company agreement of the LLC, the Company has the right to determine when distributions will be made to the members of the LLC and the amount of distributions. If a distribution is authorized, such distribution will be made to the members of the LLC pro rata in accordance with the percentages of their respective limited liability company interests.

Quantities or results referred to as “to date” or “as of this date” mean as of or to December 31, 2018, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the fiscal year ending on June 30th of the designated year. For example, “FY18” and “fiscal year 2018” each refer to the fiscal year ended June 30, 2018. This Quarterly Report on Form 10-Q references certain trademarks and registered trademarks which may be trademarks or registered trademarks of their respective owners.

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

•

Wine Club: Truett Hurst and VML Wine Clubs have over 6,000 members from which we generate approximately 75% of our annual sales. Wine Club members can choose from a variety of membership options and can also customize their membership to include specific wines or shipping timing. The most common memberships ship four times per year.

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

Discontinued Operations

During the fourth quarter ended June 30, 2018, we implemented a plan to sell off the Wholesale Business.  On August 13, 2018, the Company entered into the Purchase Agreement with Precept. Pursuant to the terms of the Purchase Agreement, the Company received aggregate consideration of approximately $18 million in cash and future royalty payments to acquire the Wholesale Business which consisted of sale of certain assets, primarily inventory and related intangibles.  The Company also entered into a Royalty Payment Agreement and Transition Services Agreement.

As the result of this transaction, the financial results of the Wholesale Business are presented as "discontinued operations" on the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2018 and 2017. We have classified the assets and liabilities that are held for sale within the descriptions "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, on the condensed consolidated balance sheet as of December 31, 2018 and June 30, 2018. See Note 2 - Discontinued Operations in the notes to the condensed consolidated financial statements for more information.

Comparison of the three and six months ended December 31, 2018 and 2017

The following table compares the Company’s financial results:

	Three Months Ended December 31,
	(in thousands, except percentages)
	Direct to Customer
			Increase (Decrease)
	2018	2017		% Change
Net sales	$1,851	$1,803	$48	2.6%
Cost of sales	856	676	180	26.6%
Gross profit	995	1,127	(132)
Gross profit %	53.8%	62.5%	-8.7%

	Six Months Ended December 31,
	(in thousands, except percentages)
	Direct to Customer
			Increase (Decrease)
	2018	2017		% Change
Net sales	$3,448	$3,212	236	7.3%
Cost of sales	1,357	1,351	6	0.4%
Gross profit	2,091	1,861	230
Gross profit %	60.6%	57.9%	2.7%

For the three and six months ended December 31, 2018, net sales increased $0.05 million or 2.6% and $0.2 million or 7.3%, respectively, as compared to the same period during the prior fiscal year. Gross profit margins decreased by $0.1 million or 8.7% and increased by $0.2 million or 2.7% for the three and six months ended December 31, 2018 and 2017, respectively. The increase in gross profit was primarily due to continued efforts to grow the channel through wine club and tasting room sales, as well as special offers presented via email to wine club members and others.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, advertising and other costs for marketing and promoting the Company’s products.

Sales and marketing expenses consist of the following:

	Three Months Ended December 31,
	(in thousands, except percentages)
	2018	2017	Decrease	% Change
Sales and marketing	$792	$1,029	(237)	-23.0%

Percentage of net sales	42.8%	57.1%	-14.3%

	Six Months Ended December 31,
	(in thousands, except percentages)
	2018	2017	Decrease	% Change
Sales and marketing	$1,285	$1,707	(422)	-24.7%

Percentage of net sales	37.3%	53.1%	-15.9%

Sales and marketing expenses decreased 23.0% and 24.7% for the three and six months ended December 31, 2018, respectively, compared to the same period last fiscal year. The decrease was primarily due to lower hosted wine club events.

The amounts billed to customers for shipping and handling are recorded as sales and reported as the costs are incurred for shipping and handling as a sales and marketing expense. For the three and six months ended December 31, 2018 and 2017, shipping costs were $0.3 million and $0.2 million, respectively, and $0.4 million in both years.

General and Administrative

General and administrative expenses include the costs associated with personnel, professional fees, insurance and other expenses related to administrative and compliance functions.

A comparative summary of general and administrative expenses is as follows:

	Three Months Ended December 31,
	(in thousands, except percentages)
	2018	2017	Increase	% Change
General and administrative	$1,855	$303	1,552	512.4%

Percentage of net sales	100.3%	16.8%	83.5%

	Six Months Ended December 31,
	(in thousands, except percentages)
	2018	2017	Increase	% Change
General and administrative	$3,159	$1,093	2,066	189.0%

Percentage of net sales	91.6%	34.0%	57.6%

General and administrative expense for the three and six months ended December 31, 2018 increased compared to the same period in fiscal year 2018 both in terms of absolute dollars and measured as a percentage of net sales. The increase was primarily due to the finalization of $0.5 million legal settlement and increases in personnel related costs, outside services and consulting expenses associated with compliance efforts associated with the Precept transaction.

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

Interest Expense

Interest and loan fee amortization was $0.8 million and $0.2 million for the six months ended December 31, 2018 and 2017, respectively.

Income from discontinued operations, net of tax

	Three Months Ended December 31,		Six Months Ended December 31,
	(in thousands)		(in thousands)
	2018	2017	2018	2017
Revenues less excise tax	$-	$3,898	$2,058	$8,679
Cost of Sales	-	3,182	1,754	6,652
Gross profit	-	716	304	2,027
Operating costs and expense	-	1,100	872	1,876
Gain on sale of discontinued operations	-	-	2,558	-
(Loss) income from discontinued operations, net of tax	-	(384)	1,990	151

During the three months ended December 31, 2018 and 2017, we recorded zero income and a loss of $0.4 million, respectively. During the six months ended December 31, 2018 and 2017, we recorded income from discontinued operations from the Wholesale Business of $2.0 million and $0.2 million, respectively.

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

	December 31, 2018	June 30, 2018	Increase	% Change
	(in thousands, except percentage)
Working capital	$9,438	$9,061	$377	4.2%
Cash and cash equivalents	$3,619	$278	$3,341	1201.8%

The line of credit with Bank of the West, which was refinanced on August 17, 2017, was a revolving line of credit with a maximum commitment of $10.0 million which accrues interest at 2.25% above the LIBOR. The line of credit initially matured on July 31, 2018. We received an extension on the maturity to October 31, 2018.

All Bank of the West debt balances were paid off on August 13, 2018 with the proceeds received from the sale of Wholesale Business to Precept.

On December 21, 2018, the LLC entered into a Master Loan and Membership Agreement and a Supplemental Loan Agreement (the “Loan Agreement”) with American AgCredit, FLCA (the “Lender”). In connection with and pursuant to the terms and conditions of the Loan Agreement, the LLC issued the following notes to the Lender (the Master Loan and Membership Agreement, Supplemental Loan Agreement, the Promissory Notes, Security Agreements, and any and all other agreements, instruments and documents executed by the Company and/or the Lender related to the Loan Agreement or the notes, collectively, the “Loan Documents”, and the transactions reflected by the Loan Documents, the “American AgCredit Loan”):

•

$3,000,000 Revolving Line of Credit Note. The LLC received an asset-based revolving line of credit from the Lender in the principal amount of up to $3,000,000 which expires on December 31, 2020 and is to be used for general operating purposes. All outstanding principal and interest under such line of credit is due on or before December 31, 2020. Amounts repaid by us to the Lender thereunder prior to December 31, 2020 may be reborrowed. The aggregate principal balance outstanding pursuant to such line of credit bears interest at the Association Variable Rate equal to the Association Reference Rate (the rate announced from time to time by the Lender) plus the Applicable Margin (the Lender has a differential interest rate program calculated by adding a certain spread). The initial interest per annum rate is 5.25% but is subject to change whenever the Association Reference Rate or the Applicable Margin changes. Outstanding balance is zero as of December 31, 2018.

•

$695,500 Equipment Loan. The LLC received a working capital loan for the primary purpose of reimbursement of working capital. All outstanding principal and interest under this loan is due on or before December 1, 2028. The aggregate principal balance outstanding pursuant to such loan bears interest at the Association Variable Rate equal to the Association Reference Rate (the rate announced from time to time by the Lender) plus the Applicable Margin (the Lender has a differential interest rate program calculated by adding a certain spread). The initial interest per annum rate is 5.75% but is subject to change whenever the Association Reference Rate or the Applicable Margin changes. Outstanding balance is zero as of December 31, 2018.

•

$4,500,000 Real Estate Note. The LLC received a working capital loan for the primary purpose of reimbursement of working capital. All outstanding principal and interest under this loan is due on or before March 1, 2044. The aggregate principal balance outstanding pursuant to such loan bears interest at the Association Variable Rate equal to the Association Reference Rate (the rate announced from time to time by the Lender) plus the Applicable Margin (the Lender has a differential interest rate program calculated by adding a certain spread). The initial interest per annum rate is 5.75% but is subject to change whenever the Association Reference Rate or the Applicable Margin changes. Outstanding balance was  zero as of December 31, 2018.

The Loan Documents contain usual and customary covenants, financial covenants, including, without limitation, a debt service coverage ratio (measured quarterly), maximum leverage ratio (measured quarterly), and maximum net loss for the fiscal year ended 2019. No funds were drawn down as of December 31, 2018.

After repaying the Bank of the West debt, obtaining the new credit facility with AgCredit and ensuring availability of funds for operations over the next twelve months, the Company decided to distribute a portion of the remaining proceeds to our stockholders through a tender offer. The Company commenced the tender offer on January 14, 2019.

We believe that our cash position and net cash provided by operating activities in coming periods, will be adequate to finance working capital and operations needs for at least the next twelve months and our recently announced tender offer. We may, however, require additional liquidity as we continue to execute our business strategy. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity, although no assurance can be given that such forms of capital will be available at all, or if available, on terms acceptable to us.

Cash Flows

	Six Months Ended
	December 31,
	(in thousands)		Increase
	2017	2017	(Decrease)
Net cash provided by (used in) operating activities	$67	$(4,080)	$4,157
Net cash used in investing activities	(235)	(1,531)	(1,288)
Net cash (used in) provided by financing activities	(11,301)	1,013	(12,314)

Operating Activities

For the six months ended December 31, 2018, net cash provided by operating activities was $0.07 million which was an increase of $4.2 million compared to the same period last fiscal year. The changes in cash flows provided by operating activities are attributable to lower cash used for inventory and higher accounts receivables.

Investing Activities

For the six months ended December 31, 2018, cash used in investing activities decreased by $1.3 million compared to the same period of last fiscal year due to fewer purchases of machinery and equipment.

Financing Activities

Financing activities, which consisted primarily of the extinguishment of the Company’s existing borrowings from bank financing, utilized $11.3 million for the six months ended December 31, 2018, an increase of $12.3 million over the same period of the prior year.

Contractual Obligations and Commitments

Financing Agreements

Our indebtedness was comprised primarily of bank loans including lines of credit and long term debt. All associated balances of our prior credit facilities were paid in full in during the first quarter of 2019.

Lines of Credit

All associated balances of our prior credit facilities were paid in full in during the first quarter of 2019. See discussion under “Liquidity and Capital Resources” above.

Long Term Debt

Long term debt consisted of various notes payable to a bank secured by specific property and/or equipment. In connection with the sale of the Wholesale Business on August 13, 2018, the Company repaid all obligations pursuant to its bank borrowings, and terminated its obligations thereunder.

Capital Lease

In June 2017, we entered into a 72-month capital lease related to wine production equipment. The future lease commitments are approximately $0.02 million per year for fiscal years 2019 through 2023.

Concentration of Credit Risk and Off-Balance Sheet Arrangements

Our cash is held in highly rated credit institutions. Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business; maintain cash balances in excess of federally insured limits.

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

We enter into short and long-term contracts with third-parties and related party growers to supply a portion of our future grape and bulk wine inventory requirements.

Future minimum grape and bulk wine inventory purchase commitments are as follows:

Years ending June 30,	Third- Parties	Related Parties	Total
	(in thousands)
2020	$608	$59	$667
2021	157	60	217
2022	51	61	112
2023	-	62	62
Total	$816	$242	$1,058

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

Lease payments for these facilities were $0.1 million and $0.2 million for three and six months ended December 31, 2018 and December 31, 2017, respectively.

Future lease commitments are:

Years ending June 30,
(in thousands)
2019 (remaining nine months)	$146
2020	31
Total future rent payments	$177

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

Changes to Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company received a letter dated October 12, 2018 from a law firm representing one of our design firms alleging we had not paid the full value of the services provided during the last seven years for creative design and marketing services.  The Company settled the dispute in January 2019 by paying $0.5 million and receiving a full release of claims. The settlement is reported on the accompanying condensed consolidated statements of operations as general and administrative expense.

ITEM 1A. RISK FACTORS

We commenced a self tender offer for up to 1,000,000 shares of our Class A common stock on January 14, 2019.  We cannot guarantee that the tender offer will be fully consummated or that it will enhance long-term stockholder value. The tender offer and future share repurchases could also increase the volatility of the trading price of our stock and diminish our cash reserves.

On January 14, 2019 we commenced a self tender offer for up to 1,000,000 shares of our Class A common stock (the “Offer”). We cannot guarantee that the Offer will be fully consummated or that it will enhance long-term stockholder value. The Offer could affect the trading price of our stock and increase volatility, and any announcement of changes to or termination of the Offer may result in a decrease in the trading price of our stock. In addition, consummation of the Offer will diminish our cash reserves.

The Company’s decision to engage in the Offer was based on a number of assumptions and the best then-currently available estimates and good faith judgments of management as to the future performance of the Company.  If the Company completes the Offer but does not achieve such performance estimates, our business, financial condition, results of operations and cash flows may be negatively impacted.

In addition, we have considered and may make additional repurchases of our Class A common stock following the completion of the Offer, should the Board determine the Company has sufficient available cash to do so.  At such time, the Company may purchase additional shares in the open market subject to market conditions, or in private transactions, exchange offers, tender offers or otherwise. Any of these purchases may be on the same terms as, or on terms more or less favorable to stockholders than, the terms of the Offer. Any possible future purchases by us will depend on many factors, including the market price of the Shares, the results of the Offer, our business and financial position and general economic and market conditions.  If the Company engages in such repurchases based on its then currently available estimates and good faith judgments of management as to the future performance of the Company and such performance is not achieved, our business, financial condition, results of operations and cash flows may be negatively impacted.

Other than the foregoing, there have been no material changes in information regarding our risk factors as described in Item 1A of our Form 10-K for the fiscal year ended June 30, 2018 as filed with the SEC on October 15, 2018.

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

10.5+	Amendment to Offer Letter, dated December 31, 2018, between the Company and Karen Weaver (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K submitted to the SEC on January 7, 2019.

10.6+	Master Loan Agreement with American AgCredit, FLCA, dated December 17, 2018.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

+ Indicates documents previously filed with the Company’s registration and prospectus filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Healdsburg, State of California, on the 13th day of February 2019.

TRUETT-HURST, INC.

/s/ Paul E. Dolan	February 13, 2019
Paul E. Dolan, III
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Karen Weaver	February 13, 2019
Karen Weaver
Chief Financial Officer
(Principal Financial/Accounting Officer)